Form 10QSB
period 2000-06-30
RABATCO INC
filed 2000-08-14
CIK 1109676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2000

                         Commission File Number: 0-30211

                                MINDFULEYE, INC.
         --------------------------------------------------------------
                            (formerly, RABATCO, INC.)
             (Exact name of registrant as specified in its charter)


      Nevada                                        87-0616344
------------------------                     -----------------------------
(Place of Incorporation)                        (IRS Employer ID Number)


         Suite 300- 355 Burrard St. Vancouver, British Columbia V6C 2G6
         --------------------------------------------------------------
              (Address of registrant's principal executive office)

                                  604-638-6800
         --------------------------------------------------------------
                         (Registrant's telephone number)

                                  Rabatco, Inc.
                      114 W. Magnolia Street. Suite 400-117
                          Bellingham, Washington 98225
       -------------------------------------------------------------------
             (Former name or address, if changed since last report)



Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No  [ ]


Number of Shares of Common Stock, $0.001 Par Value, Outstanding at June 30, 2000: 13,815,000

                                MINDFULEYE, INC.
                              For the Quarter Ended
                                  June 30, 2000
                              INDEX TO FORM 10-QSB

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION.............................................................1

Item 1. Financial Statements:..............................................................1

       Consolidated Balance Sheets:
         - December 31, 1999 and June 30, 2000.............................................1

       Consolidated Statements of Operations:
        - For the Six Months and Three Months Ended June 30, 2000..........................2

       Consolidated Statements of Comprehensive Loss
        - For the Six Months and Three Months Ended June 30, 2000..........................3

      Consolidated Statements of Cash Flow
        - For the Six Months and Three Months Ended June 30, 2000..........................4

     Consolidated Statements of Stockholders Equity
        - For the Three Months Ended June 30, 2000.........................................5

Notes to Financial Statements .............................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.......................................................18

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..............................................................18

ITEM 2.    CHANGES IN SECURITIES .........................................................19

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................................19

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..............................19

ITEM 5.    OTHER INFORMATION..............................................................19

ITEM 6.    EXHIBITS AND REPORTS ON FROM 8-K...............................................19

SIGNATURES................................................................................20


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MINDFULEYE, INC.
(FORMERLY RABATCO, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

=============================================================================================================================
                                                                                                    June 30,    December 31,
                                                                                                        2000            1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                                                $     1,018,468  $        6,520
    Accounts receivable                                                                               24,417           1,661
    Prepaid expenses                                                                                   8,893              -
                                                                                             ---------------  -------------
Total current assets                                                                               1,051,778           8,181

Capital assets (Note 4)                                                                              209,844          23,662
                                                                                             ---------------  --------------
                                                                                             $     1,261,622  $       31,843
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                                                 $        39,563  $       18,740
                                                                                             ---------------  --------------
    Total current liabilities                                                                         39,563          18,740

Long-term debt (Note 5)                                                                      $            -          214,093
                                                                                             ---------------  --------------
                                                                                                      39,563         232,833
                                                                                             ---------------  --------------

STOCKHOLDERS' EQUITY

    Capital stock (Note 8)
       Authorized
              100,000,000  common shares with a par value of $0.001

       Issued and outstanding
              March 31, 2000 - 13,815,000  common shares (1999 - 6,750,000)                           13,815               1

    Additional paid-in capital                                                                     2,170,920              -
    Cumulative translation adjustment                                                                    452              -
    Deficit accumulated during the development stage                                                (963,128)       (200,991)
                                                                                             ---------------- --------------
    Total Stockholders' Equity                                                                     1,222,059        (200,990)
                                                                                             ---------------  --------------
                                                                                             $     1,261,622  $       31,843
=============================================================================================================================


History and organization of the Company (Note 1)

                 The accompanying notes are an integral part of
                    these consolidated financial statements

MINDFULEYE, INC.
(FORMERLY RABATCO, INC.)
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================
                                                                                 Cumulative
                                                                               Amounts from
                                                                                   July 21,
                                                                                       1999
                                                                                   (Date of      Three Month        Six Month
                                                                              Inception) to    Period Ended      Period Ended
                                                                                   June 30,         June 30,         June 30,
                                                                                       2000             2000             2000
------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Amortization                                                                     20,332           11,092           18,046
    Consulting fees                                                                 184,880           48,373           78,511
    Contract work                                                                     1,279               -                -
    Foreign exchange loss                                                             6,412               -              -
    Insurance                                                                           964              627              627
    Interest and bank charges                                                        10,987              904            6,651
    Investor relations                                                                2,217              328              328
     Marketing and brand development                                                 49,375           49,375           49,375
     Newsalert infeed services                                                       16,886           16,886           16,886
    Legal and audit fees                                                            126,897           90,466          117,645
    Office and miscellaneous                                                         66,519           28,661           52,239
    Rent and utilities                                                               42,865           16,601           36,086
    Stock based compensation expense                                                103,850          103,850          103,850
    Telephone and communications                                                     20,523            8,971           18,109
    Wages and benefits                                                              331,457          177,860          286,099
                                                                            ---------------  ---------------  ---------------
Loss before other item                                                             (985,443)        (553,994)        (784,452)
                                                                            ---------------  ---------------- ----------------


OTHER ITEM
    Interest income                                                                  22,315           18,199           22,315
                                                                            ---------------  ---------------  ---------------

                           Loss for the period                              $      (963,128) $      (535,795) $      (762,137)
==============================================================================================================================

Basic and diluted loss per share                                                             $        (0.04)  $        (0.07)
==============================================================================================================================

Weighted average number of shares outstanding                                                     13,815,000       11,284,973
==============================================================================================================================




                 The accompanying notes are an integral part of
                    these consolidated financial statements

MINDFULEYE, INC.
(FORMERLY RABATCO, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)


==============================================================================================================================



                                                                                 Cumulative
                                                                               Amounts from
                                                                                   July 21,
                                                                                       1999
                                                                                   (Date of      Three Month        Six Month
                                                                              Inception) to     Period Ended     Period Ended
                                                                                   June 30,         June 30,         June 30,
                                                                                       2000             2000             2000
                                                                             ----------------   -------------  ---------------

Net loss                                                                     $     (963,128)    $   (535,795)   $    (762,137)
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                                             452           (3,883)             452
                                                                             ----------------   -------------  ---------------

    Consolidated comprehensive loss                                          $     (962,676)    $   (539,678)   $    (761,685)
==============================================================================================================================

Basic and diluted comprehensive loss per share                                                  $      (0.04)   $       (0.07)
==============================================================================================================================

Weighted average number of shares outstanding                                                     13,815,000       11,284,973
==============================================================================================================================


















                 The accompanying notes are an integral part of
                     these consolidated financial statements

MINDFULEYE, INC.
(FORMERLY RABATCO, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)



===========================================================================================================================
                                                                               Cumulative
                                                                             Amounts from
                                                                                 July 21,
                                                                                     1999
                                                                                 (Date of  Three Month           Six Month
                                                                            Inception) to     Period Ended    Period Ended
                                                                                 June 30,         June 30,        June 30,
                                                                                     2000             2000            2000
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                    $     (963,128)   $    (535,795)   $   (762,137)
    Items not affecting cash:
       Amortization                                                                20,332           11,092          18,046
       Stock based compensation expense                                           103,850          103,850         103,850

    Changes in non-cash working capital items:
       Increase in accounts receivable                                            (24,417)         (15,542)        (22,756)
       Increase in prepaid expenses                                                (8,893)            (668)         (8,893)
       Decrease in due to related parties                                         (23,116)         (39,356)        (23,116)
       Increase in accounts payable and accrued liabilities                        36,063           33,994          17,323
                                                                           --------------    --------------   -------------
    Net cash used in operating activities                                        (859,309)        (442,425)       (677,683)
                                                                           --------------    --------------   -------------

                  CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                                (230,176)         (72,261)       (204,228)
    Acquisition of investment in subsidiary (net of cash acquired)              2,257,500                -       2,257,500
                                                                           --------------    --------------   -------------
    Net cash provided by (used in) investing activities                         2,027,324          (72,261)      2,053,272
                                                                           --------------    --------------   -------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                              1                -               -
    Due to related parties                                                       (150,000)        (100,000)       (150,000)
    Repayment of long-term debt                                                         -                -        (214,093)
                                                                           --------------    --------------   -------------
    Net cash used in financing activities                                        (149,999)        (100,000)       (364,093)
                                                                           --------------    --------------   -------------

Change in cash and cash equivalents for the period                              1,018,016         (614,686)      1,011,496

Effect of exchange rates on cash and cash equivalents                                 452           (3,883)            452

Cash and cash equivalents, beginning of period                                          -        1,637,037           6,520
                                                                           --------------    --------------   -------------
Cash and cash equivalents, end of period                                   $    1,018,468  $     1,018,468  $    1,018,468
===========================================================================================================================


Supplemental disclosure with respect to cash flows (Note 9)

                 The accompanying notes are an integral part of
                     these consolidated financial statements

MINDFULEYE, INC.
(FORMERLY RABATCO, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)


=============================================================================================================================
                                                                                      Deficit
                                                                                  Accumulated
                                                                   Additional      During the     Cumulative           Total
                                                                      Paid-in     Development    Translation   Stockholders'
                                       Shares          Amount         Capital           Stage     Adjustment          Equity
-----------------------------------------------------------------------------------------------------------------------------

Balance, July 21, 1999                      -       $       -     $        -      $         -     $       -     $          -

    Common stock issued                   160               1              -                -             -                1

    Loss for the period                     -               -              -         (200,991)            -         (200,991)
                                  ------------      -----------   -------------   -------------   -----------   -------------

Balance, December 31, 1999                160               1              -         (200,991)            -         (200,990)


    Common stock issued                    53               -              -                -             -                -
                                  ------------      -----------   -------------   -------------   -----------   -------------

Balance, March 13, 2000                   213               1              -         (200,991)            -         (200,990)

    Capital stock of
       MindfulEye.com at
       March 13, 2000                    (213)             (1)             1                -             -                -

    Capital stock of
       MindfulEye at
       March 13, 2000               6,905,000               -              -                -             -                -

    Shares issued to acquire
       MindfulEye.com               6,910,000           6,910      2,073,974                -             -        2,080,884

    Adjustment to par value                 -           6,905         (6,905)               -             -                -

    Stock based
    Compensation expense                    -               -        103,850                -             -          103,850

     Loss for the period                    -               -               -        (762,137)          452         (761,685)



Balance at June 30, 2000           13,815,000     $    13,815    $  2,170,920    $   (963,128)      $   452      $ 1,222,059
=============================================================================================================================





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

MINDFULEYE, INC.
(FORMERLY RABATCO, INC.)
(A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000
================================================================================

1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated under the laws of the state of Nevada on June 16, 1977 with authorized common stock of 100,000 shares with par value of $0.25. On June 20, 1998, the authorized common stock was increased to 100,000,000 shares with a par value of $0.001.

     On June 20, 1998, the Company completed a forward common stock split of one share of its outstanding stock for five shares. This report has been prepared showing after stock split shares with a par value of $0.001 from its inception.

     The Company has been in the development stage since its inception and has been primarily engaged in the business of developing mining properties. During 1982, the Company abandoned its remaining assets and settled its liabilities and since that date remained inactive until March 2000.

     Effective March 13, 2000, the Company acquired all of the issued and outstanding common stock of MindfulEye.com Systems, Inc. ("MindfulEye.com"). MindfulEye.com was incorporated on July 21, 1999, under the laws of British Columbia. MindfulEye.com is in the development stage and is currently developing a subscription-based service for the retail and institutional investment community that delivers proprietary content directly to subscribers by wireless devises, fax, e-mail and the web.

     The company changed its name from Rabatco, Inc. to MindfulEye, Inc. ("MindfulEye") on May 12, 2000.

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at June 30, 2000 and for the periods then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2.   BASIS OF PRESENTATION

     These financial statements contain the financial statements of MindfulEye and MindfulEye.com presented on a consolidated basis. On March 13, 2000, MindfulEye acquired all of the issued and outstanding share capital of MindfulEye.com by issuing 6,910,000 common shares (Note 6). As a result of the share exchange, control of the combined companies passed to the former shareholders of MindfulEye.com. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of MindfulEye.com. Recapitalization accounting results in consolidated financial statements being issued under the name MindfulEye but are considered a continuation of MindfulEye.com. As a result, the financial statements presented represent the consolidated financial position of the above companies as at June 30, 2000 and the results of operations and cash flows of MindfulEye.com for the period from July 21, 1999 to March 31, 2000 and the results of operations and cash flows of MindfulEye from its deemed date of acquisition during the period. The number of shares outstanding at June 30, 2000 as presented are those of MindfulEye.

MINDFULEYE, INC.
(FORMERLY RABATCO, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The  consolidated   financial  statements  include  MindfulEye,   Inc.  and
     MindfulEye.com Systems, Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

     Cash and cash equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     Loss per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS
     128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

     Income taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Accounting for derivative instruments and hedging activities

     In June 1998, the Financial Accounting standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

MINDFULEYE, INC.
(FORMERLY RABATCO, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Stock-based compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

     The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

     Comprehensive income

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components.

     Financial instruments

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and long term debt. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     Foreign currency translation

     Translation amounts denominated in foreign currencies are translated into United States currency at exchanges rates prevailing at transactions dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in income.

     Capital assets and amortization

     Capital  assets  are  recorded  at  cost  less  accumulated   amortization.
     Amortization is being provided for annually, using the declining balance method at the following rates:

        Computer software                                     100%
        Computer hardware                                     30%
        Furniture and equipment                               20%

     Leasehold improvements are amortized over the period of the lease.

MINDFULEYE, INC.
(FORMERLY RABATCO, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Disclosure about segments of an Enterprise and related information

     Statement  of  Financial  Accounting  Standards  No.  131 ("SFAS  131"),  "
     Disclosure About Segments of an Enterprise and Related information" requires use of management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reporting segments are based on products and services, geography, legal structure, management structure, or any other manner in which the management disaggregates a company. Currently, SFAS 131 has no effect on the company's financial statements as substantially all of the company's operations are conducted in one industry segment in Canada.

4.   CAPITAL ASSETS


     ======================================================================================================
                                                                                        Net Book Value
                                                                             ------------------------------
                                                                Accumulated        June 30,    December 31,
                                                      Cost     Amortization            2000            1999
     ------------------------------------------------------------------------------------------------------
     Computer hardware                       $     138,254    $     12,202     $   126,052     $   20,565
     Computer software                              10,703           4,069           6,634          3,097
     Leasehold improvements                          9,354             468           8,886              -
     Furniture and equipment                        71,865           3,593          68,272              -
                                             --------------   -------------    ------------    -----------
                                             $     230,176    $     20,332     $   209,844     $   23,662
     ======================================================================================================


5.   LONG TERM DEBT

    =====================================================================================================================
                                                                                               June 30,     December 31,
                                                                                                   2000             1999
    ---------------------------------------------------------------------------------------------------------------------
    Notepayable to a related  party, bearing interest at the Bank of
        Montreal prime rate plus 2%, or 10% if undeterminable; secured;
        repayable on either receipt of proceeds from second round Phase II
        Equity financing or Initial Public Offering, whichever is earlier.                   $       -      $    214,093
    =====================================================================================================================

MINDFULEYE, INC.
(FORMERLY RABATCO, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000
================================================================================


6.   RECAPITALIZATION

     On March 13, 2000, the Company acquired all of the issued and outstanding share capital of MindfulEye.com. As consideration, the Company issued 6,910,000 shares at a deemed value of $1,930,883 and paid $150,000. Legally, the Company is the parent of MindfulEye.com. However, as a result of the share exchange described above, control of the combined companies passed to the former shareholders of MindfulEye.com. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of MindfulEye.com, rather than a business combination. Accordingly, the net assets of MindfulEye.com will be included in the balance sheet at book values and the deemed acquisition of the Company will be accounted for by the purchase method with the net assets of the Company recorded at fair market value at the date of acquisition. The revenues and expenses and assets and liabilities reflected in the financial statements prior to the date of acquisition are those of MindfulEye.com. Revenue and expenses and assets and liabilities subsequent to the date of acquisition include the accounts of the Company.

     The cost of an acquisition should be based on the fair value of the consideration given, except where the fair value of the consideration given is not clearly evident. In such a case, the fair value of the net assets acquired is used.

     The 6,910,000 common shares issued pursuant to the acquisition agreement were deemed to have a value of $1,930,883 based on the fair value of the Company's net assets.

     The total purchase price of $2,080,833 was allocated as follows:

              Cash                                            $    2,257,500
              Due to related parties                                (173,117)
              Accounts payable and accrued liabilities                (3,500)
                                                              --------------
                                                              $    2,080,883

7.   STOCK OPTIONS AND WARRANTS

     The following stock options were outstanding at June 30, 2000.

       ========================================================================
                Number                 Exercise
               of shares                Price                 Expiry date
       ------------------------------------------------------------------------
             1,815,000                    $3.50              June 7, 2002
       ========================================================================

     The following warrants were outstanding at June 30, 2000.

       ========================================================================
                Number                 Exercise
               of shares                Price                 Expiry date
       ------------------------------------------------------------------------
             537,500                    $ 2.10               March 20, 2001
                                 then at $2.50               March 20, 2002
       ========================================================================

MINDFULEYE, INC.
(FORMERLY RABATCO, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000
================================================================================


8.   CAPITAL STOCK

     As a result of the recapitalization described in Note 6, whereby MindfulEye.com is deemed to be the acquiror for accounting purposes, the number and value of common shares issued and outstanding at June 30, 2000 are MindfulEye's.

9.   SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

        =================================================================================
                                                               June 30,     December 31,
                                                                   2000             1999
        ---------------------------------------------------------------------------------
        Cash paid during the period for interest            $       -       $         -
        Cash paid during the period for income taxes                -                 -
        =================================================================================

     The following non-cash transaction occurred during the six month period ended June 30, 2000:

     a) The company issued 6,910,000 shares at a deemed value of $1,929,365 to acquire 100% of the outstanding shares of MindfulEye.com.


10.  STOCK BASED COMPENSATION EXPENSE

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price.

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".

     Following is a summary of the status of the plan during 2000.

        ==================================================================================================
                                                                                  Number         Weighted
                                                                               of Shares          Average
                                                                                                 Exercise
                                                                                                    Price
        --------------------------------------------------------------------------------- ----------------
        Outstanding at December 31, 1999                                               -     $          -
        Granted                                                                1,815,000             3.50
        Forfeited                                                                      -                -
        Exercised                                                                      -                -
                                                                             -----------
        Outstanding at June 30, 2000                                           1,815,000     $       3.50
        ==================================================================================================
        Weighted average fair value of options granted during the period                     $       1.14
        ==================================================================================================

MINDFULEYE, INC.
(FORMERLY RABATCO, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000
================================================================================


10.  STOCK BASED COMPENSATION EXPENSE (cont'd.....)

     Following is a summary of the status of the options outstanding at June 30, 2000:

   =====================================================================================================================

                                                        Outstanding Options                   Exercisable Options
                                             ---------------------------------------------------------------------------
                                                                 Weighted
                                                                  Average      Weighted                        Weighted
                                                                Remaining       Average                         Average
                                                              Contractual      Exercise                        Exercise
   Exercise Price                                  Number            Life         Price        Number             Price
   --------------------------------------------------------------------------------------------------------------------
   $3.50                                        1,815,000           1.94      $    3.50        52,500        $     3.50
   =====================================================================================================================

     Compensation

     The Company granted 550,000 options to consultants during the current period which are accounted for under the Emerging Issues Task Force Consensus in Issue No. 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized pursuant to EITF 96-18 during the six month period ended June 30, 2000 was $103,850. This amount can be allocated to the other expense categories in the accompanying statements of operations as consulting fees of $103,850.

     The Company granted 1,265,000 options to employees during the current period, which are accounted for using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation expense relating the 1,265,000 options granted to employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

        ===========================================================================================
                                                                  Three Month            Six Month
                                                                 Period Ended         Period Ended
                                                                     June 30,             June 30,
                                                                         2000                 2000
        ---------------------------------------------------------------------- --------------------
        Loss for the period
           As reported                                        $     (535,795)      $     (762,137)
                                                              ====================================
           Pro forma                                          $     (604,372)      $     (830,714)
                                                              ====================================
        Basic and diluted loss per share
           As reported                                        $        (0.04)      $        (0.07)
                                                              ====================================
           Pro forma                                          $        (0.04)      $        (0.07)
        ===========================================================================================

MINDFULEYE, INC.
(FORMERLY RABATCO, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000
================================================================================


10.  STOCK BASED COMPENSATION EXPENSE (cont'd....)

     The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair values are as follows:

     ===========================================================================
                                                         2000             1999
     ---------------------------------------------------------------------------
     Risk free interest rate                           6.616%               -
     Expected life of the options                    2 years                -
     Expected volatility                              103.93%               -
     Expected dividend yield                               -                -
     ===========================================================================


11.  RELATED PARTY TRANSACTIONS

     The Company entered into the following transactions with related parties during the six month period ended June 30, 2000:

     a) Paid or accrued $33,409 to director and an officer for consulting fees (December 31, 1999 - $95,943).

     b) Included in long-term debt is an amount of $Nil (December 31, 1999 - $214,093) which is payable to a director of the Company.

     c) Included in accounts payable and accrued liabilities is an amount of $9,436 (December 31, 1999 - $5,571) which is payable to directors of the Company.

     d)   The Company repaid $100,000 for amounts due to related parties.


12.  COMMITMENTS

     a) The Company leases office premises pursuant to an operating lease, which expires in 2005. Future annual lease payments are as follows:


                   2001                          $      93,740
                   2002                                 95,402
                   2003                                100,387
                   2004                                100,387
                   2005                                 75,290
                                                 -------------
                                                 $     465,206
                                                 =============

MINDFULEYE, INC.
(FORMERLY RABATCO, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000
================================================================================


13.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

     =================================================================================================
                                                                            June 30,     December 31,
                                                                                2000             1999
     -------------------------------------------------------------------------------------------------
     Tax benefit of net operating loss carryforward                     $    327,463    $      68,337
     Valuation allowance                                                    (327,463)         (68,337)
                                                                        -------------   --------------
                                                                        $          -    $           -
     =================================================================================================

     The Company has a net operating loss carryforward of approximately $963,128, which expires in 2019 and 2020. The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability

14.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     Total comprehensive loss for the six month period ended June 30, 2000, and the period from July 21, 1999 to June 30, 2000 was $761,685 and $962,676,
     respectively. The only item included in other comprehensive loss is foreign currency translation adjustments in the amounts of $452 for the six month period ended June 30, 2000 and $452 for the period from July 21, 1999 to June 30, 2000.

    ================================================================================================
                                                                         Foreign        Accumulated
                                                                        Currency              Other
                                                                     Translation      Comprehensive
                                                                      Adjustment             Income
    ------------------------------------------------------------------------------------------------
    Beginning balance, December 31, 1999                           $          -       $          -

    Current period change                                                   452                452
                                                                   -------------      --------------
    Ending balance, June 30, 2000                                  $        452       $        452
    ================================================================================================


15.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Except for disclosures that report the Company's historical results, the statements set forth in this section contain forward-looking statements. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially form those projected in forward-looking statements. Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this Form 10-QSB. The Company desires to take advantage of certain provisions in the Private Securities Litigation Reform Act of 1995, which provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company, and other readers to not place undue reliance on these forward-looking statements, which can only address known events as of the date of this report.

General Overview

Mindfuleye, Inc. (formerly Rabatco, Inc.)(the "Company" or "Mindfuleye"), was incorporated under the laws of the State of Nevada on June 16, 1977. From the Company's inception in 1977 through 1982, the Company was primarily engaged in the business of mineral resource exploration. The Company remained inactive from 1982 to 1998. On March 13, 2000, the Company completed the acquisition of MindfulEye.com Systems, Inc., a company engaged in the business of Internet software and technology research and development. On May 12, 2000, the Company changed its name to MindfulEye, Inc.

The financial statements presented in this report contain the financial statements of Mindfuleye, Inc. and MindfulEye.com Systems, Inc. on a consolidated basis. The Company's acquisition of MindfulEye.com Systems, Inc. has been accounted for as a capital transaction accompanied by a recapitalization of MindfulEye.com Systems, Inc. As a result, the financial statements presented represent the consolidated financial position of Mindfuleye, Inc. and MindfulEye.com, Systems, Inc. as at June 30, 2000, the results of operations and cash flows of MindfulEye.com Systems, Inc. for the period from July 21, 1999 to June 30, 2000 and the results of operations and cash flows of MindfulEye from its deemed date of acquisition during the period.

Mindfuleye is in the process of completing the development of a technology that is designed to provide subscribers to its service sources topic-related content available on the Internet. The first subscriber service that Mindfuleye intends to provide is designed to monitor the content on investor related Internet web sites for information of interest to subscribers in the investment-related communities. Mindfuleye's technology is designed to:

     - browse and monitor Internet website for specific types of information, including chat room discussions, newswire postings and published reports;
     -    rank it for sentiment using Artificial  Intelligence  (AI) technology;
          and
     -    deliver it to subscribers in a summarized format.

Mindfuleye intends to use artificial computer intelligence to rank investor information based on the nature of the comments, reports, news and other information and present this information in a "Moodindex" or "Moodscore."

Once the technology is fully developed, the Company anticipates that subscribers will be able to select a number of delivery options for receiving the information it collects, including cell phone, pager, email, web, fax, and instant messaging. The Company anticipates that it will be able to deliver sourced content shortly after being discovered, batched in time periods, or summarized in daily reports.

Mindfuleye's system is being developed in a modular fashion so that each content source will have a dedicated collection system that will permit Mindfuleye to add new information sources or "feeds" quickly as they become available. This modular architecture also assists in the massive scaling of the system.

Mindfuleye has not fully completed the development of the technology related to the services that it intends to provide, and Mindfuleye cannot assure you that it will successfully complete such development or that its subscription service will be commercially successful.

The following discussion and analysis explains Mindfuleye's results of operations for the three-month fiscal quarter from April 1, 2000 to June 30, 2000. You should review the discussion and analysis of financial condition in conjunction with Mindfuleye's financial statements and the related notes, as well as statements detailed in Mindfuleye's Securities and Exchange Commission filings.

Results of Operations

     Fiscal Quarter Ended June 30, 2000

Revenues. Mindfuleye unofficially launched the beta version of its website during the quarter ended June 30, 2000. Mindfuleye expects to launch the final version of its web site and subscription-based service during the fourth quarter 2000. During the quarter ended June 30, 2000, Mindfuleye did not generate any revenue from its operations. Mindfuleye had interest income in the amount of $18,199.

Expenses. During the fiscal quarter ended June 30, 2000, Mindfuleye incurred total expenses of $553,994 related primarily to: (i) research and developing its web technologies (ii) marketing and brand development (iii) professional and legal fees relating to its Securities and Exchange Commission reports and (iv) general overhead and administrative expenses. During the quarter Mindfuleye paid consulting fees in the amount of $48,373 which included fees paid to (i) Everest Advisory Group Inc., for the services of Julian Remedios as Mindfuleye's chief financial officer and (ii) fees paid to Tod Maffin Inc. relating to general consulting services. Mindfuleye paid legal and accounting fees of $90,466 during the fiscal quarter ended June 30, 2000 related to preparation of its filings with the Securities and Exchange Commission, patent searches and other corporate and accounting matters. Mindfuleye incurred other expenses, including amortization expenses of $11,092, insurance expenses of $627, interest and bank charges expenses of $904, investor relations expenses of $328, marketing and brand development expenses of $49,375, infeed services expenses of $16,886, office and miscellaneous expenses of $28,661, rent and utilities expenses of $16,601, wages expenses of $177,860 and non-cash stock based compensation expenses of $103,850.

Mindfuleye anticipates that expenses relating to the development of its web site will increase substantially during the third and the fourth quarters of 2000 as it plans to launch its official web site and subscription based services. Mindfuleye also anticipates that expenses relating to marketing and sales will increase during the third and forth quarter of 2000 as it continues an extensive campaign to market and promote the MindfulEye.com website and subscription services.

Net Loss. Mindfuleye had a net loss of $535,795 for the fiscal quarter ended June 30, 2000.

Six Month Period Ended June 30, 2000

Revenues. Mindfuleye unofficially launched the beta version of its website during the six month period ended June 30, 2000. During six month period ended June 30, 2000, Mindfuleye did not generate any revenue from its operations. Mindfuleye had interest income in the amount of $22,315.

Expenses. During the six month period ended June 30, 2000, Mindfuleye incurred total expenses of $784,452 related primarily to: (i) research and developing its web technologies (ii) marketing and brand development (iii) professional and legal fees relating to its Securities and Exchange Commission reports and (iv) general overhead and administrative expenses. During the period Mindfuleye paid consulting fees in the amount of $78,511 which included fees paid to (i) Everest Advisory Group Inc., for the services of Julian Remedios as Mindfuleye's chief financial officer and (ii) fees paid to Tod Maffin Inc. relating to general consulting services. Mindfuleye paid legal and accounting fees of $117,645 during six month period ended June 30, 2000 related to preparation of its filings with the Securities and Exchange Commission, patent searches and other corporate and accounting matters. Mindfuleye incurred other expenses, including amortization expenses of $18,046, insurance expenses of $627, interest and bank charges expenses of $6,651, investor relations expenses of $328, marketing and brand development expenses of $49,375, infeed services expenses of $16,886, office and miscellaneous expenses of $52,239, rent and utilities expenses of $36,086, wages expenses of $286,099 and non-cash stock based compensation expenses of $103,850.

Net Loss. Mindfuleye had a net loss of $762,137 for the six month period ended June 30, 2000.

Plan of Operation

During Mindfuleye's fiscal quarter ended June 30, 2000, Mindfuleye launched the beta-version of its web site. Mindfuleye anticipates the officially launch of its web site will occur during the fourth quarter 2000, and intends to begin accepting subscribers to its services.

After the official launch of its website, Mindfuleye intends to focus on (i) intensifying its marketing and promotional efforts for the MindfulEye.com website and brand development; (ii) developing strategic relationships with other Internet providers; (iii) obtaining subscribers for its services and (iv) developing and expanding its website offerings.

Capital Requirements

Mindfuleye anticipates its operating budget to implement its plan of operations and to meet its financial obligations during the remainder of its fiscal year ending December 31, 2000, will be as follows:

                                                                      PERIOD
                                                     -----------------------------------------
                                                                Fiscal Quarter Ended
                                                     -----------------------------------------
                 DESCRIPTION                         September 30,              December 30
                                                          2000                     2000
----------------------------------------------------------------------------------------------
Technology & product development                       $163,000                  $180,000
Marketing and brand development                        $100,000                  $120,000
Salaries & benefits - management and office            $130,000                  $130,000
In-feed charges from third parties                      $32,000                   $28,000
Legal, regulatory filings and accounting                $39,000                   $34,000
Office and administration                               $51,000                   $51,000
Investor relations                                      $50,000                   $50,000
Insurances                                              $10,000                   $10,000
Capital equipment                                       $55,000                   $15,000
                                                     -----------------------------------------
Totals                                                 $630,000                  $618,000


Liquidity and Capital Resources

As at June 30, 2000, Mindfuleye had working capital on hand in the amount of $1,012,215. Mindfuleye had cash or cash equivalents of $1,018,468, accounts receivables of $24,417 and prepaid expenses and deposits in the amount of $8,893. Mindfuleye had accounts payable and accrued liabilities in the amount of $39,563.

Mindfuleye anticipates that its working capital is sufficient to satisfy its cash requirements through to October 31, 2000. Mindfuleye anticipates it will be required to raise financing during or prior to the fourth quarter of 2000 to allow the company to expand its operations in 2001. Mindfuleye anticipates that it will be required to raise at least $300,000 during fiscal year 2000 and an additional $3,000,000 to meet its anticipated expansion to the Company's operations for marketing, developing technology, applications and products, for the year 2001. Mindfuleye has no arrangements for financing, and there can be no assurance that it will successful acquire sufficient financing to fund its plan of operation on terms acceptable to Mindfuleye, if at all.

Mindfuleye believes its capital requirement estimates are reasonable. The capital requirements are only estimates and can change for many different reasons, some of which are beyond Mindfuleye's control. Mindfuleye is a development stage company, which means that it is in the process of developing its technologies and that it currently has no revenues from its operations. Mindfuleye anticipates that it will officially launch its website to the public by the end of September 2000 and marketing its services to subscribers on a subscription fee basis. Mindfuleye currently has no subscribers and earns no income from its operations. Mindfuleye does not believe it will receive any significant revenue from its subscription services until at least 2001. There can be no assurance that Mindfuleye will successfully launch its web site as planned or that a sufficient number of subscribers will subscribe to the Mindfuleye service to make it commercially viable. Mindfuleye does not anticipate it will acquire or dispose of any significant equipment during 2000.

Product Research and Development

Mindfuleye currently develops all of its technologies internally. Mindfuleye anticipates it will spend approximately $1,500,000 to develop the technology related to its MindfulEye.com services and support systems during the next 12 months. Mindfuleye may also engage consultants to assist with product research and development.

The cost for developing technology is expensive and the process will require testing and refinement. Mindfuleye's commercial success will depend on its ability to attract subscribers to its services. This will require Mindfuleye to develop and use increasing sophisticated technologies to generate, sustain and maintain user interest and satisfaction.

There can be no assurance that Mindfuleye will successfully develop and test the technologies related to it services on a timely basis, if at all. Any substantial delay in obtaining the required financing or developing the MindfulEye services and the support services for subscribers would have a materially adverse effect on Mindfuleye's business and results of operations.

Personnel

As at June 30, 2000, Mindfuleye had 13 employees, including 7 programmers and developers, who assist us in development of its business and its internal operating and information systems, and 6 employees who are engaged in general and administrative and marketing functions.

Mindfuleye also engages independent consultants to assist in the development of its technologies and applications, for public relations services, NLP (natural language processing) development, marketing services and communication consulting. Mindfuleye may also engage additional consultants in the future to assist it with the development of software and information systems and implementation of its business plan.

Mindfuleye anticipates that during 2000 it may hire up to 4 employees to assist in the technology and product applications and two marketing and sales support personnel.

Mindfuleye's success will depend in large part on its ability to attract and retain skilled and experienced employees and consultants. Mindfuleye does not anticipate any of its employees will be covered by a collective bargaining agreement. Mindfuleye does not currently maintain key man life insurance on any of its directors or executive officers.

Subsequent to June 30, 2000, Mindfuleye hired 2 additional employees to assist in application development.

Inflation

Mindfuleye's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on the Company's operations in the future.

Dividends

The Company has not paid any dividends on its stock.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None.

ITEM 2.  CHANGES IN SECURITIES

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None.

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

     (a)  Exhibits

Exhibit
Number          Description
------          -----------

 27.1           Financial Data Schedule


     (b)  Form 8K

     The Company filed no reports on Form 8-K for the Quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 11, 2000


                                            MINDFULEYE, INC.


                                             /s/  Ray Torresan
                                            ------------------------------------
                                            Chairman of the Board of Directors,
                                            President


                                            /s/  Julian Remedios
                                            ------------------------------------
                                            Chief Financial Officer