Form 10QSB
period 2000-09-30
MINDFULEYE INC
filed 2000-11-14
CIK 1109676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2000

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


       Number of Shares of Common Stock, $0.001 Par Value, Outstanding at
                         September 30, 2000: 13,815,000

                                MINDFULEYE, INC.
                              For the Quarter Ended
                               September 30, 2000
                              INDEX TO FORM 10-QSB

                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

       Consolidated Balance Sheets:
         - December 31, 1999 and September 30, 2000...................................................1

       Consolidated Statements of Operations:
         - For the Nine Months and Three Months Ended September 30, 2000..............................2

       Consolidated Statements of Comprehensive Loss
         - For the Nine Months and Three Months Ended September 30, 2000..............................3

      Consolidated Statements of Cash Flow
         - For the Nine Months Period Ended September 30, 2000........................................4

     Consolidated Statements of Stockholders Equity
         -  For the Nine Months Ended September 30, 2000..............................................5

Notes to Financial Statements ........................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.........................................................16

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.........................................................................21

ITEM 2.    CHANGES IN SECURITIES ....................................................................21

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...........................................................21

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.........................................21

ITEM 5.    OTHER INFORMATION.........................................................................21

ITEM 6.    EXHIBITS AND REPORTS ON FROM 8-K..........................................................21

SIGNATURES...........................................................................................22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:



MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)


=============================================================================================================
                                                                              September 30,     December 31,
                                                                                       2000             1999
-------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                                $      502,870    $       6,520
    Accounts receivable                                                              32,847            1,661
    Prepaid expenses                                                                  7,772                -
                                                                             ---------------   --------------
Total current assets                                                                543,489            8,181

Capital assets (Note 4)                                                             248,673           23,662
                                                                             ---------------   --------------
                                                                             $      792,162    $      31,843
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                                 $       36,798    $      18,740
                                                                             ---------------   --------------
    Total current liabilities                                                        36,798           18,740

Long-term debt (Note 5)                                                                   -          214,093
                                                                             ---------------   --------------
                                                                                     36,798          232,833
                                                                             ---------------   --------------
STOCKHOLDERS' EQUITY

    Capital stock (Note 8)
       Authorized
              100,000,000 common shares with a par value of $0.001

       Issued and outstanding
           September 30, 2000 - 13,815,000 common shares (1999 - 6,750,000)          13,815                1

    Additional paid-in capital                                                    2,170,920                -
    Cumulative translation adjustment                                                (2,535)               -
    Deficit accumulated during the development stage                             (1,426,836)        (200,991)
                                                                             ---------------   --------------
    Total stockholders' equity                                                      755,364         (200,990)
                                                                             ---------------   --------------
                                                                             $      792,162    $      31,843
=============================================================================================================


History and organization of the Company (Note  1)
Commitments (Note 12)
Subsequent events (Note 15)


                 The accompanying notes are an integral part of
                    these consolidated financial statements

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)


====================================================================================================================
                                                      Cumulative
                                                    Amounts from
                                                         July 21,
                                                             1999                                       Period From
                                                         (Date of       Three Month      Nine Month        July 21,
                                                    Inception) to    Period Ended      Period Ended          1999 to
                                                    September 30,     September 30,   September 30,   September 30,
                                                             2000             2000             2000            1999
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Amortization                                   $       30,062     $      9,730      $    27,776     $       649
    Consulting fees                                       313,640          128,760          207,271          45,271
    Contract work                                           1,279                -                -           1,279
    Foreign exchange loss                                   6,412                -                -               -
    Insurance                                               1,300              336              963               -
    Interest and bank charges                              11,571              584            7,235              38
    Investor relations                                      5,977            3,760            4,088              15
    Legal and audit fees                                  156,493           29,596          147,241           2,277
    Marketing and brand development                        98,003           48,628           98,003               -
    Newsalert and other infeed services                    27,684           10,798           27,684               -
    Office and miscellaneous                               98,949           32,430           84,669           8,649
    Rent and utilities                                     59,075           16,210           52,296           2,498
    Stock based compensation expense                      103,850                -          103,850               -
    Telephone and communications                           34,249           13,726           31,835           1,656
    Wages and benefits                                    512,225          180,768          466,867           9,281
                                                   ---------------    -------------     ------------    ------------
Loss before other item                                 (1,460,769)        (475,326)      (1,259,778)        (71,613)
                                                   ---------------    -------------     ------------    ------------
OTHER ITEM
    Interest income                                        33,933           11,618           33,933               -
                                                   ---------------    -------------     ------------    ------------
Loss for the period                                $   (1,426,836)    $   (463,708)     $(1,225,845)    $   (71,613)
====================================================================================================================
Basic and diluted loss per share                                      $      (0.03)     $     (0.10)    $     (0.01)
====================================================================================================================
Weighted average number of shares outstanding                           13,815,000       12,128,315       6,750,000
====================================================================================================================





                 The accompanying notes are an integral part of
                    these consolidated financial statements

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)





=============================================================================================================================
                                                    Cumulative
                                                  Amounts from
                                                      July 21,
                                                          1999                                      Period From
                                                      (Date of     Three Month      Nine Month         July 21,
                                                 Inception) to    Period Ended    Period Ended          1999 to
                                                 September 30,   September 30,   September 30,    September 30,
                                                          2000            2000            2000             1999
                                                ----------------------------------------------------------------

Net loss                                         $  (1,426,836)   $  (463,708)    $ (1,225,845)    $   (71,613)
Other comprehensive income, net of tax:
  Foreign currency translation adjustments              (2,535)        (2,987)          (2,535)              -
                                                 --------------   ------------    -------------    ------------

Consolidated comprehensive loss                  $  (1,429,371)   $  (466,695)    $ (1,228,380)    $   (71,613)
================================================================================================================

Basic and diluted comprehensive loss per share                    $     (0.03)    $      (0.10)    $     (0.01)
================================================================================================================

Weighted average number of shares outstanding                      13,815,000       12,128,315       6,750,000
================================================================================================================









                 The accompanying notes are an integral part of
                    these consolidated financial statements

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)


====================================================================================================================
                                                                        Cumulative
                                                                      Amounts from
                                                                          July 21,
                                                                              1999                      Period From
                                                                          (Date of       Nine Month        July 21,
                                                                     Inception) to     Period Ended          1999 to
                                                                     September 30,    September 30,   September 30,
                                                                              2000             2000            1999
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                             $   (1,426,836)    $ (1,225,845)    $   (71,613)
    Items not affecting cash:
       Amortization                                                         30,062           27,776             649
       Stock based compensation expense                                    103,850          103,850               -

    Changes in non-cash working capital items:
       Increase in accounts receivable                                     (32,847)         (31,186)         (1,872)
       Increase in prepaid expenses                                         (7,772)          (7,772)              -
       Decrease in due to related parties                                  (23,116)         (23,116)              -
       Increase in accounts payable and accrued liabilities                 33,298           14,558               -
                                                                    ---------------    -------------    ------------
    Net cash used in operating activities                               (1,323,361)      (1,141,735)        (72,836)
                                                                    ---------------    -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                         (278,735)        (252,787)         (6,224)
    Acquisition of investment in subsidiary (net of cash acquired)       2,257,500        2,257,500               -
                                                                    ---------------    -------------    ------------
    Net cash provided by investing activities                            1,978,765        2,004,713          (6,224)
                                                                    ---------------    -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                       1                -               1
    Due to related parties                                                (150,000)        (150,000)         91,775
    Repayment of long-term debt                                                  -         (214,093)              -
                                                                    ---------------    -------------    ------------
    Net cash used in financing activities                                 (149,999)        (364,093)         91,776
                                                                    ---------------    -------------    ------------

Change in cash and cash equivalents for the period                         505,405          498,885          12,716

Effect of exchange rates on cash and cash equivalents                       (2,535)          (2,535)              -

Cash and cash equivalents, beginning of period                                   -            6,520               -
                                                                    ---------------    -------------    ------------
Cash and cash equivalents, end of period                            $      502,870     $    502,870     $    12,716
====================================================================================================================


Supplemental disclosure with respect to cash flows (Note 9)


                 The accompanying notes are an integral part of
                    these consolidated financial statements

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)


======================================================================================================================
                                                                               Deficit
                                                                           Accumulated
                                                            Additional      During the     Cumulative           Total
                                                               Paid-in     Development    Translation   Stockholders'
                                    Shares        Amount       Capital           Stage     Adjustment          Equity
----------------------------------------------------------------------------------------------------------------------
Balance, July 21, 1999                  -     $       -    $        -     $          -     $       -     $          -

    Common stock issued               160             1             -                -             -                1

    Loss for the period                 -             -             -         (200,991)            -         (200,991)
                               -----------    ----------   -----------    -------------    -----------    -------------

Balance, December 31, 1999            160             1             -         (200,991)            -         (200,990)

    Common stock issued                53             -             -                -             -                -
                               -----------    ----------   -----------    -------------    -----------    -------------

Balance, March 13, 2000               213             1             -         (200,991)            -         (200,990)

    Capital stock of
       MindfulEye.com at
       March 13, 2000                (213)           (1)            1                -             -                -

    Capital stock of
       MindfulEye Inc. at
       March 13, 2000           6,905,000             -             -                -             -                -

    Shares issued to acquire
       MindfulEye.com           6,910,000         6,910     2,073,974                -             -        2,080,884

    Adjustment to par value             -         6,905        (6,905)               -             -                -

    Stock based
    Compensation expense                -             -       103,850                -             -          103,850

     Loss for the period                -             -             -       (1,225,845)       (2,535)      (1,228,380)
                               -----------    ----------   -----------    -------------    -----------    -------------

Balance at
    September 30, 2000         13,815,000     $  13,815    $2,170,920     $ (1,426,836)    $  (2,535)    $    755,364
======================================================================================================================




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
================================================================================



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

     Effective March 13, 2000, the Company acquired all of the issued and outstanding common stock of MindfulEye.com Systems, Inc. ("MindfulEye.com"). MindfulEye.com was incorporated on July 21, 1999, under the laws of British Columbia. MindfulEye.com is in the development stage and is currently developing a subscription-based service for the retail and institutional investment community that delivers proprietary content directly to subscribers by wireless devices, fax, e-mail and the web.

     The company changed its name from Rabatco, Inc. to MindfulEye, Inc. ("MindfulEye") on May 12, 2000.

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at September 30, 2000 and for the periods then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.


2.   BASIS OF PRESENTATION

     These financial statements contain the financial statements of MindfulEye and MindfulEye.com presented on a consolidated basis. On March 13, 2000, MindfulEye acquired all of the issued and outstanding share capital of MindfulEye.com by issuing 6,910,000 common shares (Note 6). As a result of the share exchange, control of the combined companies passed to the former shareholders of MindfulEye.com. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of MindfulEye.com. Recapitalization accounting results in consolidated financial statements being issued under the name MindfulEye but are considered a continuation of MindfulEye.com. As a result, the financial statements presented represent the consolidated financial position of the above companies as at September 30, 2000 and the results of operations and cash flows of MindfulEye.com for the period from July 21, 1999 to September 30, 2000 and the results of operations and cash flows of MindfulEye from its deemed date of acquisition during the period. The number of shares outstanding at September 30, 2000 as presented are those of MindfulEye.

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
================================================================================



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

     Accounting for derivative instruments and hedging activities

     In  September  1998,  the  Financial   Accounting  standards  Board  issued
     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
================================================================================



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

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
================================================================================



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


4.   CAPITAL ASSETS

     =================================================================================================
                                                                              Net Book Value
                                                                     ---------------------------------
                                                         Accumulated    September 30,     December 31,
                                                Cost    Amortization             2000             1999
     -------------------------------------------------------------------------------------------------
     Computer hardware                 $    178,995     $    19,169     $    159,826      $    20,565
     Computer software                       10,516           5,175            5,341            3,097
     Leasehold improvements                   9,190             919            8,271                -
     Furniture and equipment                 80,034           4,799           75,235                -
                                       ------------     -----------     ------------      -----------
                                       $    278,735     $    30,062     $    248,673      $    23,662
     =================================================================================================


5.   LONG TERM DEBT

    =============================================================================================-================
                                                                                   September 30,     December 31,
                                                                                            2000             1999
    --------------------------------------------------------------------------------------------------------------
    Note payable  to a  related  party, bearing  interest  at the  Bank  of
        Montreal  prime  rate plus 2%, or 10% if  undeterminable;  secured;
        repayable on either receipt of proceeds from second round Phase II
        Equity financing or Initial Public Offering, whichever is earlier.            $       -       $   214,093
    ==============================================================================================================

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


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

     The total purchase price of $2,080,883 was allocated as follows:

       Cash                                            $    2,257,500
       Due to related parties                                (173,117)
       Accounts payable and accrued liabilities                (3,500)
                                                        --------------
                                                        $   2,080,883


7.   STOCK OPTIONS AND WARRANTS

     The following stock options were outstanding at September 30, 2000.

     =========================================================================
                 Number             Exercise
              of shares                Price      Expiry date
     -------------------------------------------------------------------------
              1,815,000                 $3.50     June 7, 2002
                 75,000                 $3.50     August 14, 2002
                 10,000                 $3.50     August 22, 2002
                 20,000                 $3.50     September 1, 2002
                 10,000                 $3.50     October 24, 2002
                  9,000                 $3.50     December 25, 2002
     =========================================================================

     The following warrants were outstanding at September 30, 2000.

     ======================================================================
              Number                  Exercise
           of shares                     Price     Expiry date
     ----------------------------------------------------------------------
             537,500                     $ 2.10    March 20, 2001
                         then at         $2.50     March 20, 2002
     ======================================================================

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


8.   CAPITAL STOCK

     As a result of the recapitalization described in Note 6, whereby MindfulEye.com is deemed to be the acquiror for accounting purposes, the number and value of common shares issued and outstanding at September 30, 2000 are MindfulEye's.

9.   SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

     ====================================================================================
                                                                             Period From
                                                               Nine Month       July 21,
                                                             Period Ended        1999 to
                                                            September 30,  September 30,
                                                                     2000           1999
     ------------------------------------------------------------------------------------
     Cash paid during the period for interest                 $       -     $         -
     Cash paid during the period for income taxes                     -               -
     ====================================================================================

     The following non-cash transaction occurred during the nine month period ended September 30, 2000:

     a) The company issued 6,910,000 shares at a deemed value of $1,929,365 to acquire 100% of the outstanding shares of MindfulEye.com.

     No non-cash transactions occurred during the period from July 21, 1999 to September 30, 1999.

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

     Following is a summary of the stock option activity:

     ================================================================================================
                                                                                            Weighted
                                                                                             Average
                                                                               Number       Exercise
                                                                            of Shares          Price
     ------------------------------------------------------------------------------------------------
     Outstanding at December 31, 1999                                               -    $         -
     Granted                                                                1,939,000           3.50
     Forfeited                                                                      -              -
     Exercised                                                                      -              -
                                                                          -----------
     Outstanding at September 30, 2000                                      1,939,000    $      3.50
     ================================================================================================
     Weighted average fair value of options granted during the period                    $      1.20
     ================================================================================================

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
================================================================================



10.  STOCK BASED COMPENSATION EXPENSE (cont'd.....)

     Following is a summary of the status of the options outstanding at September 30, 2000:

    ===============================================================================================
                                              Outstanding Options              Exercisable Options
                                     --------------------------------------------------------------
                                                       Weighted
                                                        Average      Weighted             Weighted
                                                      Remaining       Average              Average
                                                    Contractual      Exercise             Exercise
    Exercise Price                       Number            Life         Price   Number       Price
    -----------------------------------------------------------------------------------------------
    $3.50                             1,939,000           1.69     $    3.50    52,500    $   3.50
    ===============================================================================================


     Compensation

     The Company granted 556,500 options to consultants during the current period which are accounted for under the Emerging Issues Task Force Consensus in Issue No. 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized pursuant to EITF 96-18 during the nine month period ended September 30, 2000 was $103,850. This amount can be allocated to the other expense categories in the accompanying statements of operations as consulting fees of $103,850.

     The Company granted 1,382,500 options to employees which are all accounted for using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation expense relating to the 1,382,500 options granted to employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

     =================================================================================================
                                                                                          Period From
                                                                      Nine Month             July 21,
                                                                    Period Ended              1999 to
                                                                   September 30,        September 30,
                                                                            2000                 2000
     -------------------------------------------------------------------------------------------------
     Loss for the period
        As reported                                            $     (1,225,845)     $       (71,613)
                                                               =================     ================
        Pro forma                                              $     (1,586,717)     $       (71,613)
                                                               =================     ================

     Basic and diluted loss per share
        As reported                                            $         (0.10)      $        (0.01)
                                                               =================     ================
        Pro forma                                              $         (0.13)      $        (0.01)
     =================================================================================================

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
================================================================================



10.  STOCK BASED COMPENSATION EXPENSE (cont'd....)

     The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair values are as follows:

    ==========================================================================
                                                                  Period from
                                                   Nine Month        July 21,
                                                 Period Ended         1999 to
                                                September 30,   September 30,
                                                         2000            2000
    --------------------------------------------------------------------------
    Risk free interest rate                            6.425%            -
    Expected life of the options                   2.05 years            -
    Expected volatility                               138.28%            -
    Expected dividend yield                              -               -
    ==========================================================================


11.  RELATED PARTY TRANSACTIONS

     The Company entered into the following transactions with related parties during the nine month period ended September 30, 2000, and the period from July 21, 1999 to September 30, 1999:

     a) Paid or accrued $58,875 to director and an officer for consulting fees (September 30, 1999 - $44,965).

     b) Included in long-term debt is an amount of $Nil (December 31, 1999 - $214,093) which is payable to a director of the Company.

     c) Included in accounts payable and accrued liabilities is an amount of $Nil (December 31, 1999 - $5,571) which is payable to directors of the Company.

     d)   The Company repaid $100,000 for amounts due to related parties.


12.  COMMITMENTS

     a) The Company leases office premises pursuant to an operating lease, which expires in 2005. Future annual lease payments are as follows:

               2001                                    $        92,099
               2002                                             95,364
               2003                                             98,629
               2004                                             98,629
               2005                                             49,314
                                                       -----------------
                                                       $       434,035
                                                       =================

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
================================================================================



13.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

     ================================================================================================
                                                                    September 30,       December 31,
                                                                             2000               1999
     ----------------------------------------------------------------------------- ------------------
     Tax benefit of net operating loss carryforward                $      485,124      $      68,337
     Valuation allowance                                                 (485,124)           (68,337)
                                                                   ---------------     --------------
                                                                   $           -       $           -
     ================================================================================================

     The Company has a net operating loss carryforward of approximately $1,426,836, which expires in 2019 and 2020. The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


14.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     Total comprehensive loss for the nine month period ended September 30, 2000, the period from July 21, 1999 to September 30, 1999 and the period from July 21, 1999 to September 30, 2000 was $1,228,380, $71,613 and
     $1,429,371 respectively. The only item included in other comprehensive loss is foreign currency translation adjustments in the amounts of $2,535 for the nine month period ended September 30, 2000 and $2,535 for the period from July 21, 1999 to September 30, 2000.

    ============================================================================
                                                        Foreign     Accumulated
                                                       Currency           Other
                                                    Translation   Comprehensive
                                                     Adjustment          Income
    ----------------------------------------------------------------------------
    Beginning balance, December 31, 1999           $         -     $         -

    Current period change                                2,535           2,535
                                                   -----------     -----------
    Ending balance, September 30, 2000             $     2,535     $     2,535
    ============================================================================


15.  SUBSEQUENT EVENTS

     The following are events which occurred subsequent to September 30, 2000:

     a) The Company's subsidiary, MindfulEye.com Systems Inc. ("MindfulEye.com") and the Canadian Venture Exchange ("CDNX") have entered into an agreement whereby CDNX officials will test MindfulEye.com's internet market surveillance service. The surveillance service is expected to assist officials in watching a greater array of stock price on-line chat, discussions, news, and editorial sources for rumours and other information that could affect the stock price of companies that trade on the exchange.

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
================================================================================



15.  SUBSEQUENT EVENTS (cont'd.....)

     b) The Company announced a distribution agreement between the Company's subsidiary, MindfulEye.com, and Canada Newswire ("CNW") to offer advanced internet market surveillance technologies and services for public companies, securities exchanges, and regulatory bodies. Under the terms of the agreement, CNW will act as the exclusive Canadian distributor of MindfulEye.com's Surveillance and SurveillancePro Services.

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

Actual results could differ materially from those projected in forward-looking statements. Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this Form 10-QSB and the Company's Form 10SB, as amended, filed with the Securities and Exchange Commission. The Company desires to take advantage of certain provisions in the Private Securities Litigation Reform Act of 1995, which provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company, and other readers to not place undue reliance on these forward-looking statements, which can only address known events as of the date of this report.


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

The financial statements presented in this report contain the financial statements of MindfulEye, Inc. and MindfulEye.com Systems, Inc. on a consolidated basis. The Company's acquisition of MindfulEye.com Systems, Inc. has been accounted for as a capital transaction accompanied by a recapitalization of MindfulEye.com Systems, Inc. As a result, the financial statements presented represent the consolidated financial position of MindfulEye, Inc. and MindfulEye.com, Systems, Inc. as at September 30, 2000, the results of operations and cash flows of MindfulEye.com Systems, Inc. for the period from July 21, 1999 to September 30, 2000 and the results of operations and cash flows of MindfulEye, Inc. from its deemed date of acquisition during the period.

MindfulEye is developing a technology designed to provide subscribers to its service sources of topic-related content available on the Internet. The first subscriber service that MindfulEye intends to provide is designed to monitor the content on investor related Internet web sites for information of interest to subscribers in the investment-related communities. MindfulEye's technology is designed to:

     - browse and monitor Internet websites for specific types of information, including chat room discussions, newswire postings and published reports;
     - rank the information for sentiment and significance using Artificial Intelligence (AI) technology; and
     -    deliver the information to subscribers in a summarized format.

MindfulEye intends to use AI to rank investor information based on the nature of the comments, reports, news and other information and present this information in a "MoodIndex" or "MoodScore."

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

MindfulEye's system is being developed in a modular fashion so that each content source will have a dedicated collection system that will permit MindfulEye to add new information sources or "feeds" quickly as they become available. The Company believes that this modular architecture will assist in the scaling of the system.

MindfulEye is also in the process of using its AI technology to develop market surveillance services, which is designed to assist regulatory officers in monitoring online chat, discussions, news, and editorial services for rumors and other information that could affect the markets they regulate.

MindfulEye has not fully completed the development of the technology related to the services that it intends to provide, and MindfulEye cannot assure you that it will successfully complete such development or that its subscription service will be commercially successful.

In September 2000, a partnership was entered between MindfulEye's subsidiary MindfulEye.com Systems, Inc. and Microsoft Canada Co. under the Canadian Rapid Deployment Program, a local initiative that, together with the Microsoft Corporate Program, launches the new SQL Server 2000. SQL Server 2000 is the data management and analysis backbone for Microsoft's planned series of .NET applications and services. The server is tailored to rapidly deliver Web-enabled applications for e-commerce, data warehousing and line of business that are designed to be highly scalable and reliable. The SQL Server 2000 is designed to support the significant content storage and real time analysis needs required to support MindfulEye's proposed subscription based Internet monitoring and alert service.

MindfulEye announced on September 19, 2000 an agreement between its subsidiary, MindfulEye.com Systems, Inc. and Swift Trade Securities Inc. ("Swift Trade"), whereby Swift Trade will offer MindfulEye's new online monitoring and research service to Swift Trade's customer base of 300 professional day traders. Swift Trade is the largest electronic day trading operator and training provider in Canada, with 10 locations nationwide and five more scheduled to open in the first quarter of 2001. MindfulEye is in the process of negotiating similar agreements with other partners. There can be no assurance that such alliances will be entered into.

On October 10, 2000, MindfulEye announced that its subsidiary, MindfulEye.com Systems Inc. and the Canadian Venture Exchange (CDNX) entered into an agreement whereby Canadian Venture Exchange officials will test MindfulEye's Internet market surveillance service. The surveillance service is designed to assist officials in monitoring an array of online chat, discussions, news, editorial sources for rumors and other information that could affect market of companies that trade on the exchange.

On October 20 2000, MindfulEye announced a distribution agreement between its subsidiary, MindfulEye.com Systems Inc. and Canada Newswire (CNW), Canada's most widely used public corporate disclosure newswire, to offer advanced internet market surveillance technologies and services for public companies, securities exchanges, and regulatory bodies. Under the terms of the agreement, CNW will act as the exclusive Canadian distributor of MindfulEye's Surveillance and SurveillancePro services.

In the past nine months, management has focused its efforts on negotiating and entering into the above-mentioned partnerships and agreements and in completing the development and testing of the web site and the technologies.

The following discussion and analysis explains MindfulEye's results of operations for the three-month fiscal quarter from July 1, 2000 to September 30, 2000. You should review the discussion and analysis of financial condition in conjunction with MindfulEye's financial statements and the related notes, as well as statements detailed in MindfulEye's Securities and Exchange Commission filings.


Results of Operations

         Fiscal Quarter Ended September 30, 2000

Revenues. MindfulEye launched version 1.0 "release candidate" of our product in the second week of October 2000. Its phase II Beta Version was released on June 29, 2000. Both these versions were available to the subscribers at no charge. During the quarter ended September 30, 2000, MindfulEye did not generate any revenue from its operations. MindfulEye had interest income in the amount of $11,618.

Expenses. During the fiscal quarter ended September 30, 2000, MindfulEye incurred total expenses of $475,326 related primarily to: (i) research and developing its web technologies; (ii) marketing and brand development; (iii) professional and legal fees relating to its Securities and Exchange Commission reports and (iv) general overhead and administrative expenses. During the quarter, MindfulEye paid consulting fees in the amount of $128,760 which included fees paid to (i) Everest Advisory Group Inc., for the services of Julian Remedios as MindfulEye's chief financial officer and (ii) fees paid to Ecotex Service Corporation for management services of Randy Bartsch. MindfulEye paid legal and accounting fees of $29,596 during the fiscal quarter ended September 30, 2000 related to preparation of its filings with the Securities and Exchange Commission, patent searches and other corporate and accounting matters. MindfulEye incurred other expenses, including amortization expenses of $9,730, insurance expense of $336, interest and bank charges expenses of $584, investor relations expenses of $3,760, marketing and brand development expenses of $48,628, infeed services expenses of $10,798, office and miscellaneous expenses of $32,430, rent and utilities expenses of $16,210, telephone and communication expenses of $13,726 and wages and salary expenses of $180,768.

MindfulEye anticipates that expenses relating to the development of its web site will increase during the fourth quarter of 2000 as it launches the official version of its web site; it offers its subscription based services to subscribers and it completes development of version 1.1 Surveillance services. MindfulEye also anticipates that expenses relating to marketing and sales will increase during the fourth quarter of 2000 as it continues an extensive campaign to market and promote the MindfulEye.com website and subscription services to the general public, investor relation professionals and other investment community through partnerships with investment professionals.

Net Loss. MindfulEye had a net loss of $463,708 or basic and diluted loss of $0.03 per share for the fiscal quarter ended September 30, 2000.


Nine Month Period Ended September 30, 2000

Revenues. MindfulEye launched version 1.0 "release candidate" of our product in the second week of October 2000. Its phase II Beta Version was released on June 29, 2000. Both these versions were available to the subscribers at no charge. During nine month period ended September 30, 2000, MindfulEye did not generate any revenue from its operations. MindfulEye had interest income in the amount of $33,933.

Expenses. During the nine month period ended September 30, 2000, MindfulEye incurred total expenses of $1,259,778 related primarily to: (i) research and developing its web technologies (ii) marketing and brand development (iii) professional and legal fees relating to its Securities and Exchange Commission reports and (iv) general overhead and administrative expenses. During the nine month period ended September 30, 2000, MindfulEye paid consulting fees in the amount of $207,271 which included fees paid to (i) Everest Advisory Group Inc., for the services of Julian Remedios as MindfulEye's chief financial officer (ii) fees paid to Tod Maffin Inc. relating to general consulting services and (iii) fees paid to Ecotex Service Corporation for management services of Randy Bartsch. MindfulEye paid legal and accounting fees of $147,241 during nine month period ended September 30, 2000 related to preparation of its filings with the Securities and Exchange Commission, patent searches and other corporate and accounting matters. MindfulEye incurred other expenses, including amortization expenses of $27,776, insurance expenses of $963, interest and bank charges expenses of $7,235, investor relations expenses of $4,088, marketing and brand development expenses of $98,003, infeed services expenses of $27,684, office and miscellaneous expenses of $84,669, rent and utilities expenses of $52,296, telephone and communication expenses of $31,835; wages and salary expenses of $466,867 and non-cash stock based compensation expenses of $103,850.

Net Loss. MindfulEye had a net loss of $1,225,845 or basic and diluted loss of $0.10 per share for the nine month period ended September 30, 2000.


Plan of Operation

During MindfulEye's fiscal quarter ended June 30, 2000, MindfulEye launched the beta-version of its web site. MindfulEye launched version 1.0 `release candidate' of our product in the second week of October 2000. MindfulEye intends to launch its Version 1.1 web site in November 2000, which will include some enhancements to the Version 1.0 and also intends to launch its Surveillance products in November 2000. Mindfuleye anticipates that it will begin accepting paid subscriptions for its services in the fourth quarter 2000 or the first quarter 2001. The level of revenues from subscriptions is expected to vary based on a number of factors, including, among other things: (i) the number of subscribers to Mindfuleye's subscription-based services; (ii) the willingness of visitors to pay subscription fees for Mindfuleye's services; (iii) the effectiveness of Mindfuleye's marketing and sales efforts; (iv) general economic factors affecting the market for securities; and other factors, several of which are outside the control of Mindfuleye.

After the official launch of its website, MindfulEye intends to focus on (i) intensifying its marketing and promotional efforts for the MindfulEye and brand development; (ii) developing strategic relationships with the existing and other Internet providers, investment houses and regulatory bodies; (iii) obtaining subscribers for its services (iv) developing and enhancing its artificial intelligence technologies - LexantTM and (iv) developing and expanding its website offerings.

Capital Requirements

MindfulEye anticipates its operating budget to implement its plan of operation and to meet its financial obligations during the remainder of its fiscal year ending December 31, 2000, will be as follows:



                 DESCRIPTION                           December 31,
                                                           2000
-------------------------------------------------    ------------------
Technology & product development                         $230,000

Marketing and brand development                          $120,000

Salaries & benefits - management and office              $170,000

In-feed charges from third parties                       $ 34,000

Legal, regulatory filings and accounting                 $ 34,000

Office and administration                                $ 53,000

Investor relations                                       $ 50,000

Insurances                                               $ 10,000

Capital equipment                                        $ 79,000
                                                      -------------
Totals                                                   $780,000


Liquidity and Capital Resources

As at September 30, 2000, MindfulEye had working capital on hand in the amount of $506,691. MindfulEye had cash or cash equivalents of $502,870, accounts receivables of $32,847 and prepaid expenses and deposits in the amount of $7,772. MindfulEye had accounts payable and accrued liabilities in the amount of $36,798.

MindfulEye anticipates that its working capital is sufficient to satisfy its cash requirements through to November 2000. MindfulEye anticipates it will be required to raise financing during the fourth quarter of 2000 to allow the company to expand its operations in 2001. MindfulEye anticipates that it will be required to raise at least $200,000 to meet its anticipated fourth quarter expenditures and an additional $4,000,000 to $8,000,000 to meet its anticipated cash requirements for the planned expansion of the Company's operations for marketing, developing technology, applications and products during the year 2001. As at September 30, 2000, MindfulEye has no arrangements of financing, and there can be no assurance that it will be successful in acquiring sufficient financing to fund its plan of operation on terms acceptable to MindfulEye, if at all. Any inability to obtain additional financing, when needed, will have a material adverse effect on the company, requiring the company to significantly curtail or possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders.

While MindfulEye believes its capital requirement estimates are reasonable, such estimates can change for many different reasons, some of which are beyond MindfulEye's control. MindfulEye is a development stage company, which means that it is in the process of developing its technologies and that it currently has no revenues from its operations. MindfulEye anticipates that it will officially market its services to subscribers on a subscription fee basis late in the fourth quarter. MindfulEye currently has no subscribers and earns no income from its operations. MindfulEye does not believe it will receive any significant revenue from its subscription services until at least 2001. There can be no assurance that MindfulEye will successfully launch its web site as planned or that a sufficient number of subscribers will subscribe to the MindfulEye service to make it commercially viable.

MindfulEye does not anticipate it will acquire or dispose of any significant equipment in the fourth quarter of 2000.

Subsequent Event

On November 6, 2000, MindfulEye closed a Private Placement of $150,000. The Private Placement consisted of the sale of 300,000 common shares at $0.50 per share to Powerstar, an accredited investor, for the net proceeds of $150,000. The common shares issued are pursuant to an exemption from registration under Regulation S of the Securities Act 1933. Mindfuleye is attempting to raise additional capital but as at November 14, 2000, MindfulEye has no arrangements of financing, and there can be no assurance that it will be successful in acquiring sufficient financing to fund its plan of operation on the terms acceptable to MindfulEye, if at all. Any inability to obtain additional financing, when needed, will have a material adverse effect on Mindfuleye, requiring Mindfuleye to significantly curtail or possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders.

Product Research and Development

MindfulEye currently develops all of its technologies internally. MindfulEye anticipates it will spend approximately $2,000,000 in payroll, consultants and equipment  to  develop  the  technology  and the  new  products  related  to its
MindfulEye.com services and support systems during the next 12 months. MindfulEye may also engage consultants to assist with product research and development.

The cost for developing technology is expensive and the process will require testing and refinement. MindfulEye's commercial success will depend on its ability to attract subscribers to its services. This will require MindfulEye to develop and use sophisticated technologies to generate, sustain and maintain user interest and satisfaction.

There can be no assurance that MindfulEye will successfully develop and test the technologies related to it services on a timely basis, if at all. Any substantial delay in obtaining the required financing or developing the MindfulEye services and the support services for subscribers would have a materially adverse effect on MindfulEye's business and results of operations.

Personnel

As at September 30, 2000, MindfulEye had 18 full-time employees. This included 3 on management, 9 programmers and developers, who assist us in development of its internal operating and information systems and technologies, and 6 employees who are engaged in general and administrative and marketing functions.

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

Subsequent to September 30, 2000, MindfulEye hired 4 additional employees to assist in application and technology development. On October 3, 2000, Julian Remedios resigned as Mindfuleye's chief financial officer.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit
          Number        Description
          ------        -----------
           27.1         Financial Data Schedule

     (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K for the Quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: November 13, 2000


                                    MINDFULEYE, INC.


                                     /s/  Ray Torresan
                                     ----------------------------------------
                                     Ray Torresan
                                     Chairman of the Board of Directors,
                                     President

                                 EXHIBIT INDEX


Exhibit
Number        Description
------        -----------
27.1         Financial Data Schedule