Form 10KSB
period 2000-12-31
MINDFULEYE INC
filed 2001-04-02
CIK 1109676

FORM 10-KSB

                            -------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER: 0-30211

                                MINDFULEYE, INC.
--------------------------------------------------------------------------------
                            (Formerly, RABATCO, INC.)
              (Exact name of small business issuer in its charter)

         Nevada                                        87-0616344
-----------------------------------          -----------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

Suite 300 - 355 Burrard St.
Vancouver, British Columbia, Canada                    V6C 2G6
-----------------------------------          -----------------------------
(Address of principal executive offices)     (Zip Code)

                    Issuer's telephone number: (604) 638 6800

         Securities Registered Under Section 12(b) of the Exchange Act:
                                      NONE

         Securities Registered Under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [X]                        No       [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for most recent fiscal year: $ NIL
                                                     -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of December 31, 2000 being $0.187 per share: $2,695,605

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,415,000 SHARES OF COMMON STOCK AS OF MARCH 22, 2001.

Documents Incorporated by Reference: Portions of the Company's Proxy Statement relating to its 2001 Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on Schedule 14A on or before April 26, 2001, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Format.  Yes [_]  No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I........................................................................1

Item 1.  Description of Business..............................................1


Item 2.  Description of Property.............................................13


Item 3.  Legal Proceedings...................................................13


Item 4.  Submission of Matters to a Vote of Security Holders.................13

PART II......................................................................14

Item 5.  Market for Common Equity and Related Stockholder Matters............14


Item 6.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations ..........................................14


Item 7.  Financial Statements................................................19


Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........................................19

PART III.....................................................................19

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ..................19


Item 10. Executive Compensation..............................................19


Item 11. Security Ownership of Certain Beneficial Owners and Management......19


Item 12. Certain Relationships and Related Transactions......................19


Item 13. Exhibits and Reports on Form 8-K....................................19

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in implementing a new business strategy; the Company's ability to obtain financing on acceptable terms; competition in the data mining and knowledge management industry; market acceptance of data mining, knowledge management, and artificial intelligence applications and services; the Company's ability to manage growth; risks of technological change; the Company's dependence on key personnel; the Company's dependence on marketing relationships with third parties; the Company's ability to protect its intellectual property rights; government regulation of Internet commerce; economic factors affecting the sales of computing software and Internet services; dependence on continued growth in use of the Internet; risk of technological change; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others and the other risks and uncertainties described under "Description of Business - Risk Factors" in this annual report. Certain of the forward looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".

The Company's management has included projections and estimates in this annual report, which are based primarily on management's assessment of the Company's results of operations, discussions and negotiations with third parties and management's experiences and a review of information filed by its competitors with the Securities and Exchange Commission. Readers are cautioned against attributing undue certainty to management's projections.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

MindfulEye, Inc. (formerly Rabatco, Inc.) (the "Company" or "MindfulEye"), was incorporated under the laws of the State of Nevada on June 16, 1977. From the Company's inception in 1977 through 1982, the Company was primarily engaged in the business of mineral resource exploration. The Company remained inactive from 1982 to 1998. On March 13, 2000, the Company completed the acquisition of MindfulEye.com Systems, Inc. ("MindfulEye.com Systems"), a company engaged in the business of Internet software and technology research and development. On May 12, 2000, the Company changed its name to MindfulEye, Inc.

Our shares were delisted from the NASD Over The Counter Bulletin Board (OTCBB) on March 24, 2000, and began quotation on the National Quotation Bureau, Inc.'s pink sheets under the symbol "MEYI". Effective June 13, 2000, MindfulEye's common shares became eligible for quotation, and were listed, on the NASD OTCBB under the symbol MEYI.

Our principal office is located at Suite 300, 355 Burrard Street, Vancouver, British Columbia, V6C 2G6. Our World Wide Web address is http://www.MindfulEye.com. Information contained on our website should not be considered part of this annual report.

MindfulEye has developed a new category of technologies that can mine raw text content from digital sources including the Internet and can, through the use of our proprietary artificial intelligence technology known as Lexant(TM), extract and deliver to our customers information that affects organizations in which they may have interest.

MindfulEye's technologies are designed to:

     - Monitor Internet content such as Internet Relay Chat (IRC) channels, Web-based discussion forums, editorial Web sites, and other sources of digital content such as newswire and other electronic data feeds in near real-time for specific types of information;

     - Match text information to specific types of search criteria such as stock ticker symbols;

     - Rank texts for sentiment, classify texts by topic, summarize texts, and rank texts for relevance using a branch of Artificial Intelligence (AI) technology known as Natural Language Processing (NLP); and

     - Deliver information to customers in a variety of vertical markets using a variety of delivery methods including the World Wide Web, e-mail, and wireless.

Our technologies are built on leading edge software from Microsoft. In 2000, MindfulEye entered into a strategic partnership with Microsoft that provides us with special access to Microsoft services and software.

MindfulEye used its technologies to develop two software applications for segments in the financial sector. In November 2000, the Company launched a service for individuals in the investor relations profession known as MindfulEye Surveillance. This monitoring service tracks online content published about public companies, alerting investor relations professionals to events that could affect their companies' interest. Version 1.2 of MindfulEye Surveillance was launched on January 2, 2001. This version added new features and enhanced the performance. MindfulEye Surveillance is distributed in Canada exclusively by Canada NewsWire, the leading Canadian corporate disclosure newswire service and media service provider. To date, MindfulEye has not entered into agreements with third parties to distribute this service outside of Canada.

In March 2001, MindfulEye developed and launched an application of our technology known as InvestorLite. InvestorLite is designed to serve retail investors in the financial sector. This application is distributed directly by MindfulEye via the Internet and is intended to provide retail investors with access to information that may affect the stock price of companies that interest them.

During the fiscal year ending December 31, 2000, MindfulEye entered into strategic development partnerships with the Toronto Stock Exchange, the Canadian Venture Exchange, the Ontario Securities Commission, and Swift Trade Securities, for the purpose of gathering market intelligence that will help us develop new applications of our technologies for the financial services sector.

While MindfulEye may continue to develop our own applications for various vertical markets, we expect to aggressively pursue opportunities to co-develop and license "private-label" applications of our technology with third parties in a variety of vertical markets. Those markets include the financial sector, the entertainment industry, the polling and public relations markets, consumer products marketing, customer relationship management (CRM), the risk management and credit rating sector, the healthcare market, and the markets for Internet content management and Internet search services.

During our fiscal year ended December 31, 2000, we had a consolidated operating loss of $1,748,678. These losses resulted from our efforts developing and testing the technology, building and testing our first applications of the technology, launching and marketing these applications, and the increase in operating and administrative expenses associated with the expansion of our business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

As of March 30, 2001 the Company has received only $2,300 in revenues from operations during 2001. The Company expects that it will begin to generate more substantial revenues in the third quarter of 2001. While MindfulEye has completed the development of our core technologies, we cannot assure you that our technologies, the services we develop, or the "private-label" applications we develop for third parties will be commercially successful.

INDUSTRY BACKGROUND

Growth of the Internet

The Internet is an increasingly significant global medium for communications, content and online commerce. There are an estimated 97 million users of the Internet and that number is anticipated to grow to approximately 320 million by 2002 according to Forrester Research Inc. The growth in Internet usage can likely be attributed to factors such as:

         i) the large and growing base of installed personal computers in the workplace and at home,

         ii) advances in the performance and speed of personal computers and modems,

         iii)     improvements in network infrastructure, and

         iv) easier and cheaper access to the Internet and increased awareness of the Internet among businesses and consumers.

The Internet has become an attractive source for information as the functionality, accessibility and overall usage has increased over the last few years. The Internet and other online services are evolving into a unique information channel that allows access to millions of sources of published information 24 hours a day. Generally the cost of publishing on the Internet is lower than traditional mediums and the Internet offers the ability to reach and serve a large and global reader base electronically from a central location. As the Internet grows in popularity, we believe that the Internet is becoming crowded and that opportunities exist for companies that are able to assist users in finding information and web site content in a timely and efficient manner. As consumers are becoming more comfortable with using, interacting and obtaining content from the Internet, we believe they are also looking for direct access to their specific areas of interest or need. This has led us to begin developing search tools that focus on specific types of information content and categories of interest.

Many Internet search engine companies, such as Yahoo!, AOL, AltaVista, Excite, Hotbot, Infoseek, Lycos, MSN, Netscape and others, have responded to the market demand for better organization and increased service and have evolved into what are today referred to as portals or content channels. Other companies have developed systems that are focused on specific areas of interest, such as food, health issues, entertainment, children, senior citizens, lifestyles and investing.

Growth in Information Services for the Financial Sector

A number of factors are converging to provide growth in this category:

Increasing interest in investing: Consumer investors are creating more demand for investment information resources. In a 1999 survey of the National Association of Investors Corporation 95% of respondents ranked Internet news and financial sites as their top rated financial information source ahead of business and financial magazines and investment clubs.

"Democratization" of investment tools and market data: Market data and tools such as real-time quotes, market depth data, house positions, and real-time trading platforms that have heretofore only been available to investment professionals are now readily available to retail investors over the World Wide Web. Such trend has led to widespread interest in the financial markets generally by retail investors, and has created new demand for market-moving information.

Oversupply of investment information: While demand for investment information has increased, more businesses have entered the market to supply such information. As this trend continues, those that utilize such information will require improved methods to obtain and manage information more effectively and efficiently.

General Internet penetration: The Internet continues to grow at a phenomenal rate and there are an increasing number of web sites dedicated to providing investors with information on the Internet.

We believe that this increased activity will provide opportunities for companies that develop services that assist investors in managing investor related information and deliver such information in a structured, convenient format.

COMPETITION

The market for technologies and services for data mining and knowledge management is rapidly evolving. Competition for business is intense and is expected to increase in the future. While technological barriers are relatively substantial, there are a number of well-known, well-financed companies who have developed or are developing technology similar to ours. We believe that the principal competitive factors for companies seeking to offer this kind of technology are: the sophistication of core artificial intelligence, the degree to which core artificial intelligence produces human-like results, flexibility of the technology to be used for a variety of different applications, the stability of the technology platform, the breadth of features offered by the technology, the degree to which the technology can be scaled to service large numbers of customers, and the speed with which applications of the technology can be brought to market.

Several companies are focused on providing services for segments of the financial sector. Several are focused on providing services to investor relations professionals, while others are focused on retail and institutional investors. Competition for the attention of customers in these segments has grown substantially and we expect this competition to intensify. We expect to compete with other providers of private label technology services in the financial sector such as providers of market commentary and analysis, news, rankings, analytic tools, and metrics. We expect that we will also have to compete with more traditional forms of financial information services. We expect to compete with similar such providers of technology services and traditional media in other sectors.

MARKETING STRATEGY

Product Strategy: Over the next fiscal year we will be working aggressively to improve our core technologies. This will include continuing to improve the accuracy and flexibility of our artificial intelligence technology Lexant, the application of additional artificial intelligence techniques to the content matching components of our technologies, and continued expansion of the sources of digital content we monitor for our service applications. We will develop new applications of our technologies for new market segments or sectors as partner and customer demands warrant.

Distribution Strategy: We will continue to pursue channel partnerships for distribution of MindfulEye Surveillance in the United States and internationally while relying on direct sales to drive "private label" application development and licensing deals. We expect to close a license or revenue sharing agreement with a major financial portal or online brokerage in fiscal 2001. We expect to do the same with a major market data service provider.

Price: We expect to maintain a pricing strategy that enables us to quickly gain wide market acceptance for our technology and to quickly maximize our investment in research and development and technology infrastructure. Our technologies may give us a predatory advantage insofar as our competitors' relative high cost of production will make it difficult for them to compete on price.

Promotion: As the market for our technologies is relatively new and undeveloped, our promotion efforts will focus on strategies that build awareness. As we have been successful at obtaining publicity for the Company and our technologies, we will continue to rely heavily on media relations with a goal of creating positive awareness of the Company's technologies and service applications.

We have not entered into any arrangements or agreements to promote our technologies or services and we cannot assure you that we will successfully develop or market our services as planned. We currently do not have sufficient resources to implement all of the marketing programs that we intend to use. Unless we are able to raise additional financing or generate sufficient revenues from our operations, we may not be able to develop, market and promote our services effectively.

BUSINESS/STRATEGIC AGREEMENTS

We have entered into strategic relationships, through arrangements and partnerships with a number of companies as follows:

         o In September 2000, a partnership was entered into between MindfulEye's subsidiary MindfulEye.com Systems and Microsoft Canada Co. under the Canadian Rapid Deployment Program, a local initiative that, together with the Microsoft Corporate Program, launches the new SQL Server 2000. SQL Server 2000 is the data management and analysis backbone for Microsoft's planned series of .NET applications and services. The server is tailored to rapidly deliver Web-enabled applications for e-commerce, data warehousing and line of business that are designed to be highly scaleable and reliable. The SQL Server 2000 is designed to support the significant content storage and real time analysis needs required to support MindfulEye's proposed subscription based Internet monitoring and alert service.

         o MindfulEye announced on September 19, 2000 an agreement between its subsidiary, MindfulEye.com Systems and Swift Trade Securities Inc. ("Swift Trade"), whereby Swift Trade will offer MindfulEye's new online monitoring and research service to Swift Trade's customer base of 300 professional day traders. Swift Trade is the largest electronic day trading operator and training provider in Canada, with 10 locations nationwide and five more scheduled to open in the first quarter of 2001. MindfulEye is in the process of negotiating similar agreements with other partners. There can be no assurance that such alliances will be entered into or successfully exploited.

         o On October 10, 2000, MindfulEye announced that its subsidiary, MindfulEye.com Systems and the Canadian Venture Exchange
                  (CDNX) entered into an agreement whereby Canadian Venture Exchange officials will test MindfulEye's Internet market surveillance service. The surveillance service is designed to assist officials in monitoring an array of online chat, discussions, news, editorial sources for rumors and other information that could affect the markets of companies that trade on the exchange.

         o On October 20, 2000, MindfulEye announced a distribution agreement between its subsidiary, MindfulEye.com Systems and Canada Newswire (CNW), Canada's most widely used public corporate disclosure newswire, to offer advanced Internet market surveillance technologies and services for public companies, securities exchanges, and regulatory bodies. Under the terms of the agreement, CNW will act as the exclusive Canadian distributor of MindfulEye's Surveillance Product.

         o On November 1, 2000, MindfulEye announced a technology development agreement between its subsidiary, MindfulEye.com Systems and the Toronto Stock Exchange. Under the terms of the agreement, the Market Surveillance Division Regulation Services (TSERS) will receive access to MindfulEye's real-time artificial intelligence technology for monitoring the Internet. In exchange, the securities regulator will assist MindfulEye in building features for its surveillance products.

         o On January 8, 2001, MindfulEye announced a co-branding agreement with Business Television (BTV). Under the terms of the agreement, MindfulEye will provide BTV with "MindfulEye Mood Reports" that will appear on the BTV program. Select companies appearing on BTV will have access to MindfulEye Mood Reports. Under the deal, BTV and MindfulEye will jointly produce a segment on the BTV television show about hot topics and rumors heard online. MindfulEye will be able to demonstrate the value of its Internet monitoring service to featured companies, who will be encouraged to subscribe.

         o On March 14, 2001, MindfulEye announced a technology development agreement between its subsidiary, MindfulEye.com Systems and the Ontario Securities Commission. Under the terms of the agreement, the Commission will receive access to MindfulEye's real-time artificial intelligence technology for monitoring the Internet. In exchange, the securities regulator will provide market intelligence and assist MindfulEye in developing features for its surveillance products.

We cannot assure you that we will able to maintain our relationships and arrangements with the above. If we are unable to maintain these relationships and arrangements, we will be required to enter into relationships with other service providers and we may experience delays in completing and developing our services. Delay and or disruptions may have a material adverse affect on our business and results of operations.

We are actively seeking other partnerships and agreements with other strategic entities.

PROPOSED MERGER

On February 28, 2001, we entered into a non-binding letter of intent ("LOI") to merge our operations with NetCurrents, Inc (NetCurrents). Pursuant to the LOI, NetCurrents will acquire, in exchange for shares of NetCurrents' common stock, all of the common and preferred shares of the Company. NetCurrents, through its subsidiary, NetCurrents Services Corporation (NSC) assists corporations and individuals in the achievement of their strategic business goals through the management of Internet-based information. The closing of the merger is subject to, among other customary closing conditions, reciprocal due diligence, applicable corporate and regulatory approvals and the negotiation and execution of a definitive merger agreement. Using FIRST (Fast Internet Real Time Search Technology), NSC's proprietary, patent pending, real-time search technology, NetCurrents monitors sources of information ranging from thousands of e-publications, Internet sites and message boards, from an extensive universe of targeted Internet locations which are monitored in real-time, 24 hours a day, seven days a week. NSC provides its clients with critical information and strategic counsel in a broad range of areas which assist, among other things, in improving corporate performance, protecting and enhancing their corporate and personal images, measuring a wide range of perceptions, providing competitive intelligence, countering misinformation and fraud on the Internet, providing due diligence support, and optimizing shareholder value.

INTELLECTUAL PROPERTY

We have developed the majority of our technologies internally. Our success is dependent on our ability to protect our intellectual property rights. We rely principally on a combination of copyrights, trademarks and patents, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We have taken measures to protect our intellectual property, ranging from confidentiality and non-disclosure agreements for contractors and employees to filing patents for our technologies.

As part of our confidentiality procedures, we generally enter into nondisclosure and confidentiality agreements with each of our employees, consultants and contractors and limit access to and distribution of our technology, documentation and other proprietary information.

We have filed trademarks in Canada for "MindfulEye," "MoodScore," "MoodIndex," "The World Talks, We Listen" and "Lexant" and are in the process of filing for these trademarks in the United States. Further to our July 11, 2000 announcement, we are in the process of filing in the United States and Canada a patent for our technologies of Natural Language Processing System and Method for Processing Input Information and Classifying it by Content and Mood. We cannot assure you that the measures we take to protect intellectual property will prevent or deter misappropriation of our technology or independent third-party development of similar technologies, either of which could have a material adverse effect on our business and financial condition.

EMPLOYEES

As at December 31, 2000, MindfulEye had 22 full-time employees. This included 4 in management, 15 programmers and developers, who assist us in development of internal operating and information systems and technologies, and 3 employees who are engaged in general and administrative functions.

From time to time, MindfulEye also engages independent consultants to assist in the development of its technologies and applications, for public relations services, marketing services and communications consulting. MindfulEye may also engage additional consultants in the future to assist it with the development of software and information systems and implementation of its business plan.

MindfulEye's success will depend in large part on its ability to attract and retain skilled and experienced employees and consultants. MindfulEye does not anticipate any of its employees will be covered by a collective bargaining agreement. MindfulEye does not currently maintain key man life insurance on any of its directors or executive officers.

HISTORY OF OUR COMPANY

MindfulEye, Inc. (formerly Rabatco, Inc.), was incorporated under the laws of the State of Nevada on June 16, 1977, with authorized capital of 100,000 shares of common stock with a par value of $0.25 per share.

From inception in 1977 through 1982, we were primarily engaged in the business of mineral resource exploration (1). Between February 3, 1981 and December 9, 1981, we issued a total of 5,250,000 (70,000 pre-5:1 and 15:1 split) shares for cash to various individuals as follows:

         o        On February 3, 1981, we issued 1,500,000 (20,000 pre-5:1 and
                  15:1 split)(1) shares for $20,000;

         o        On May 18, 1981, we issued 750,000 (10,000 pre-5:1 and 15:1 split)(1) shares for $10,000;

         o        On July 20, 1981, we issued 1,125,000 (15,000 pre-5:1 and 15:1 split)(1) shares for $15,000;

         o        On November 6, 1981, we issued 1,350,000 (18,000 pre-5:1 and
                  15:1 split) (1) shares for $18,000; and

         o        On December 9, 1981, we issued 525,000 (7,000 pre-5:1 and 15:1 split)(1) shares for $7,000.

(1) After giving effect to a five for one forward split on June 20, 1998 and a fifteen for one forward split on January 4, 2000.

We used the proceeds from these sales to pay for the cost of the investigation into the project. After an examination of our mineral properties by a geologist, we concluded that continued exploration of our mineral properties would involve an unacceptably high risk and we abandoned all of our mineral resource properties in 1982. We remained inactive until 1998. In March 1998, Randall Ralph Trover and Adrienne Sue Barnett were appointed to our board of directors. Mr. Trover was appointed as President and Ms. Barnett was appointed as Vice President of Business Development. We issued 750,000 (10,000 pre-5:1 and 15:1 split)(1) shares to Mr. Trover for $5,000 and 750,000

(10,000 pre-5:1 and 15:1 split) shares to Ms. Barnett for $5,000. We began efforts to raise additional capital and began discussions to acquire computer related technology.

On June 20, 1998, we increased our authorized capital to 100,000,000 shares of common stock with a par value of $0.001 per share, and completed a forward split of our outstanding common stock on a five share for one share (5:1) basis. Our efforts to raise additional capital and to acquire computer related technology failed, and Mr. Trover and Ms. Barnett resigned as officers and directors of the Company. On November 12, 1999, Carmine Bua was appointed as a director of the Company and as our interim President and Secretary.

On January 4, 2000, we completed a forward split of our 450,000 outstanding common stock on a fifteen share for one share (15:1) basis. After the forward split, we had a total of 6,750,000 shares of common stock issued and outstanding. In mid-January 2000, John Meyer was appointed as a director of the Company and Mr. Bua resigned as our President and Secretary and as a director. Mr. Meyer was appointed as our interim President and Secretary, and began negotiations to acquire MindfulEye.com Systems, a private company engaged in the business of developing technology designed to monitor Internet web sites and sends subscribers to its services messages related to the areas of interest via email, fax and wireless communication mediums such as cellular phones, pagers and wireless Internet devices.

On January 24, 2000, we agreed to acquire MindfulEye.com Systems, subject to the completion of a definitive agreement. On March 13, 2000, we completed the definitive agreement and the acquisition of MindfulEye.com Systems closed on March 20, 2000. See "Our Acquisition of MindfulEye.com Systems" We intend to change our name to MindfulEye, Inc. and to complete the development and commercialization of the technologies developed by MindfulEye.com Systems.

On March 13, 2000, we completed a private placement to raise $2,257,500 by issuing 1,075,000 units at $2.10 per unit, each unit consisting of one share of our common stock and one-half warrant. Each whole warrant is exercisable to acquire one additional share of our common stock at $2.10 per share on or before March 13, 2001 and $2.50 per share on or before March 13, 2002.

On May 3, 2000, our shareholders ratified the adoption of an incentive stock option plan and an amendment to our Articles of Incorporation to effect a name change. On May 12, 2000, we filed an amendment to our Articles of Incorporation to change our name from Rabatco, Inc. to "MindfulEye, Inc." On May 26, 2000, our shareholders approved the amendment and restatement of our bylaws.

Our Acquisition of MindfulEye.com Systems

We acquired our existing business and technologies by acquiring all of the issued and outstanding shares of MindfulEye.com Systems, our wholly-owned subsidiary. Pursuant to a share purchase agreement effective March 13, 2000, we issued 6,910,000 shares of our common stock in exchange for all of the issued and outstanding shares of MindfulEye.com Systems to the following MindfulEye shareholders:

-----------------------------------------------------
SHAREHOLDER                         NUMBER OF SHARES
-----------------------------------------------------
Tod Maffin                               1,232,744
-----------------------------------------------------
Todd Cusolle                             1,232,744
-----------------------------------------------------
Ray Torresan                             1,232,744
-----------------------------------------------------
Amanda Kerr                              1,232,744
-----------------------------------------------------
Roger Mutimer                              259,816
-----------------------------------------------------
Varshney Capital Corp., a British        1,719,208
Columbia company
-----------------------------------------------------
TOTAL                                    6,910,000
-----------------------------------------------------

See "Recent Sales of Unregistered Securities."

Under the share purchase agreement, we:

         o paid the MindfulEye.com Systems shareholders $150,000 as follows:

                  $50,000 in cash and $100,000 in the form of a promissory note payable, without interest, upon successful launch of an Internet website to operate the business of MindfulEye.com Systems;

         o paid debt of approximately $227,000 owed by MindfulEye.com Systems to Varshney Capital Corp. for cash advances to MindfulEye.com Systems related to development costs;

         o completed a financing to raise $2,257,500 by issuing 1,075,000 units at $2.10 per unit, each unit consisting of one share of our common stock and one-half warrant. Each whole warrant is be exercisable to acquire one additional share of our common stock at $2.10 per share on or before March 13, 2001 and $2.50 per share on or before March 13, 2002;

         o appointed Tod Maffin as our President and Ms. Kerr as our Secretary;

         o appointed Tod Maffin, Todd Cusolle, Ray Torresan, Amanda Kerr and Praveen Varshney as our directors; and

         o agreed to file a registration statement to become a reporting issuer under the Securities Exchange Act of 1934, as amended.

Upon the appointment of our new directors, John Meyer resigned as our President, Secretary and a director. We acquired all of the assets of MindfulEye.com Systems, including equipment; the domain names MindfulEye.com, InvestorTrack.com, RumourTrack.com and MoodIndex.com; and the technologies developed by MindfulEye.com Systems related to our business. MindfulEye.com Systems had also applied for trademarks for "Moodscore" and "MindfulEye" with the United States Patent and Trademark Office. We assumed a five-year lease agreement for office space located at Suite 300, 355 Burrard Street (Marine Building), Vancouver, British Columbia.

Effective June 19, 2000, Ray Torresan was appointed CEO and President of the Company, replacing Tod Maffin.

Effective November 24, 2000, Tod Maffin resigned as a director and Matt Sebal was appointed to the board of directors of the Company.

Effective November 20, 2000, MindfulEye completed a private placement of 600,000 common shares at $0.50 per share for proceeds of $300,000.

RISK FACTORS

Our business is subject to a number of risks that are generally associated with start-up companies in the development stage of their business and companies engaged in business through the Internet. These risks could cause our actual results to differ materially from the results we project and any forward-looking statement we make in this annual report. Our business is subject to a number of risks as outlined below.

OUR ABILITY TO MEET OUR BUSINESS PROJECTIONS THROUGH DECEMBER 31, 2001 MAY DEPEND ON OUR ABILITY TO RAISE ADDITIONAL OPERATING CAPITAL IN THE AMOUNT OF $3.5 MILLION OR MORE DURING 2001.

We anticipate that we may need to seek additional capital in the amount of $3.5 million or more during 2001 to fully fund our operating and capital budget requirements through year 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot assure you that any additional financing will be available or, if available, that it would be available on terms acceptable to us. See "Note Regarding Forward Looking Statements." Furthermore, any issuance of additional securities may result in dilution to the then existing shareholders. If adequate funds are not available, we will lack sufficient capital to pursue our business plan fully, which will have a material adverse effect on our ability to meet our business projections.

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES FROM OPERATIONS, WHICH MAKES OUR ABILITY TO CONTINUE AS A GOING CONCERN QUESTIONABLE.

We have limited business or results of operation. As of March 30, 2001, the Company has received only $2,300 in revenues from operations during 2001. We acquired MindfulEye.com Systems by issuing 6,910,000 shares of our common stock to the MindfulEye.com Systems shareholders, resulting in a change in control. As a result, we accounted for the share exchange as a capital transaction, accompanied by a recapitalization of MindfulEye.com Systems. For accounting purposes, the MindfulEye.com Systems financial statements are reported as our financial statements. At December 31,2000, MindfulEye.com Systems had accumulated losses of $1,949,669. We anticipate that we will continue to incur losses at least through 2001. We do not believe that we will generate sufficient revenues to support our operations in 2001 because of our projected costs related to development and marketing of our business and services. In the foreseeable future, we believe that these expenses will increase our net losses, and we cannot assure you that we will ever be profitable.

As of December 31, 2000, we had current assets of $365,611, of which $345,897 was in cash and cash equivalents. We had current liabilities of $67,949, which were all accounts payable. Our working capital position at March 20, 2001 was $38,000. We do not anticipate our working capital position will improve until we can generate revenues from our operations, if any, to cover our expenses or until we raise additional capital. We anticipate raising additional capital through sales of our equity and/or debt; however, we cannot assure you that we will be able to obtain adequate financing to support our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Because we have recently begun implementing our business strategy and we have few customers, it is difficult to evaluate our business and our prospects. Our revenue and income potential is unproven and our business model is still emerging. We cannot assure you that we will attract subscribers to use our services or generate significant revenues in the future. We cannot guarantee that we will ever establish a sizeable market share or achieve commercial success.

OUR FUTURE SUCCESS DEPENDS ON THE SERVICES OF TODD CUSOLLE, RAY TORRESAN, AMANDA KERR, AND SCOTT KERR AND OUR ABILITY TO ATTRACT AND MAINTAIN QUALIFIED, EXPERIENCED PERSONNEL.

Our future success will depend on Ray Torresan, our President and CEO, Todd Cusolle, our Chief Technology Officer, Amanda Kerr, our VP Operations, and Scott Kerr our VP Business Development. We intend to rely heavily on Ray Torresan and Amanda Kerr to manage our operations and to develop our business. We intend to rely on Todd Cusolle to develop our technologies and to refine our service offerings. We intend to rely on Scott Kerr to develop and execute our marketing strategy. We also intend to hire additional personnel or consultants to assist us in developing and implementing our technology and business plan.

The loss of key personnel could have a material adverse effect on our operations. We do not maintain insurance to cover losses that may result from the death of any of our key personnel. Competition for qualified employees is intense, and an inability to attract, retain and motivate additional, highly skilled personnel required for expansion of operations and development of technologies could adversely affect our business, financial condition and results of operations. Our ability to retain existing personnel and attract new personnel may also be adversely affected by our financial situation. We cannot assure you that we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.

PARTIES MAY EXERCISE OPTIONS AND WARRANTS THAT MAY AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL OR AFFECT THE VALUE OF OUR SHARES.

As of March 13, 2000, we issued warrants to purchase an aggregate of 537,500 shares of our common stock at the price of $2.10 on or before March 13, 2001 and $2.50 on or before March 13, 2002.

On April 28, 2000, we adopted an incentive stock option plan under which we reserved 3,000,000 shares of common stock for issuance upon exercise of options by our directors, officers, employees and consultants. See "Executive Compensation-- Stock Options."

Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the options and warrants. Further, while our warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

OUR EXECUTIVE OFFICERS AND DIRECTORS BENEFICIALLY OWN OR CONTROL A LARGE NUMBER OF SHARES OF OUR COMMON STOCK, WHICH MAY AFFECT THE VALUE OF OUR SHARES OR THESE PERSONS MAY INFLUENCE ALL MATTERS SUBMITTED TO A VOTE OF OUR SHAREHOLDERS.

The number of shares of our outstanding common stock held by affiliates is large relative to the trading volume of the common stock. Any substantial sale of our common stock or even the possibility of such sales occurring may have a material adverse effect on the market price of the common stock.

Our executive officers and directors (and their affiliates), as a group directly own 6,650,184 shares or approximately 46.1% of our common stock as of December 31, 2000, and together have the ability to influence matters submitted to our stockholders for approval. See "Security Ownership of Certain Beneficial Owners and Management." Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's common stock.

INVESTORS MAY NOT BE ABLE TO SECURE FOREIGN ENFORCEMENT OF CIVIL LIABILITIES AGAINST OUR MANAGEMENT.

All of our directors and officers are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon those directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the United States Securities Exchange Act of 1934, as amended. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such persons or the Company predicated solely upon such civil liabilities.

THE DATA MINING AND KNOWLEDGE MANAGEMENT INDUSTRY IS HIGHLY COMPETITIVE, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE EFFECTIVELY.

The market for technologies that mine and manage large quantities of unstructured text is rapidly evolving. We anticipate the market will become intensely competitive. We face potential competition from a number of well-funded competitors. Many of our current and potential competitors have long operating histories, large customer bases, brand recognition and significantly greater financial, marketing, technical and other resources than us.

Certain of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to technology and systems development than us or may offer their services for free. We cannot assure you that we will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions that could have a material adverse effect on our business, results of operations and financial condition.

IF WE ARE UNABLE TO ATTRACT A SIGNIFICANT NUMBER OF CUSTOMERS, WE MAY BE UNABLE TO GENERATE SUFFICIENT REVENUES TO EARN A PROFIT.

The success of MindfulEye's business may be dependent upon achieving significant market acceptance of our technologies and services. Our technologies and services have received only limited testing on a commercial basis, and we anticipate that we will have very limited market acceptance until our brand name is established.

We may invest heavily in developing technologies that may become obsolete or fail to gain acceptance in the marketplace.

Our competitors and potential competitors may offer more cost-effective solutions than us, which could damage our business and our ability to successfully launch our services. Our failure to attract customers will seriously harm our business and our ability to earn a profit.

DUE TO THE EMERGING NATURE OF INTERNET COMMERCE, WE MAY BE UNABLE TO DEVELOP TECHNOLOGIES TO ADEQUATELY MONITOR INVESTOR RELATED INFORMATION.

As a result of the emerging nature of the Internet, including the growth of investor related web sites, we may be unable to develop technologies to adequately monitor the information our customers demand. We believe that due primarily to the relatively brief time the Internet has been available to the general public, there are several uncertainties related to the successful development of technologies that can adequately monitor information on the World Wide Web. Our current and future technology will attempt to monitor information from a variety of sources, primarily on the Internet. As the Internet grows, we expect the number of possible sources for such information to grow as well. We may be unable to develop technologies that can compile and deliver information in a timely manner as the World Wide Web grows, and our inability to deliver our service in a timely manner will have an immediate material adverse effect on our business, financial condition and operating results.

WE HAVE CAPACITY CONSTRAINTS AND SYSTEM DEVELOPMENT RISKS THAT COULD DAMAGE OUR CUSTOMER RELATIONS OR INHIBIT OUR POSSIBLE GROWTH, AND WE MAY NEED TO EXPAND OUR MANAGEMENT SYSTEMS AND CONTROLS QUICKLY.

Our success and our ability to provide high quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems and the computers and communication systems of third party vendors in order to accommodate any significant numbers or increases in the numbers of Web sites we monitor and customers using our services. Our success also depends upon our and our vendors' abilities to rapidly expand information-processing systems and network infrastructure without any systems interruptions in order to accommodate any significant increases in use of our technologies.

We intend to rely on third parties to assist us in expanding our capacity, our transaction-processing systems and network infrastructure as we grow. We cannot assure you that the vendors we will select will be capable of accommodating any significant number or increases in the number of customers using our services. Such failures will have a material adverse effect on our business and results of operations. We may experience periodic systems interruptions and down time caused by technical difficulties, which may cause customer dissatisfaction and may adversely affect our results of operations. Limitations of our and our vendors' technology infrastructure may prevent us from maximizing our business opportunities.

CHANGING TECHNOLOGY MAY RENDER OUR EQUIPMENT, SOFTWARE AND PROGRAMMING OBSOLETE OR IRRELEVANT.

The market for software products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services, particularly in response to competitive offerings. We cannot guarantee that we will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet and wireless technologies or standards could require substantial expenditures by us to modify or adapt our services and could fundamentally affect the character, viability and frequency of Internet-based advertising, either of which could have a material adverse effect on our business, financial condition and operating results.

WE DEPEND ON THIRD PARTIES FOR UNINTERRUPTED INTERNET ACCESS AND MAY BE HARMED BY THE LOSS OF ANY SUCH SERVICE.

We rely on GT Group Telecom Services, an Internet service provider located in Canada, for uninterrupted Internet access. We have not entered into a definitive agreement for such services. Our business is dependent on uninterrupted Internet access and the loss of such services may have a material adverse effect on our business, financial condition, and operating results. We cannot assure you that we would be able to obtain such services from other third parties in the event of the loss of any of such services.

OUR BUSINESS MAY BE SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES THAT MAY INCREASE THE COSTS OF OPERATING OUR WEB SITE OR LIMIT OUR ABILITY TO GENERATE REVENUES.

We are subject to the same federal, state and local laws as other companies conducting business on the Internet and using wireless technologies. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and wireless services, it is possible that laws and regulations will be adopted with respect to the Internet or wireless services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of certain existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.

Due to the global nature of the Internet and wireless services, it is possible that the governments of other states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws. Such laws may be modified, or new laws may be enacted, in the future. Any such development could damage our business.

SEASONALITY AND POTENTIAL FLUCTUATIONS IN RESULTS OF OPERATING MAY CAUSE CASH SHORTFALLS MATERIALLY AFFECTING OUR RESULTS OF OPERATIONS.

As a result of our limited operating history and the emerging nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings accurately. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed.

We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on our business, results of operations, and financial condition.

Based on management's experience in the Internet industry, our discussions with other companies, and public disclosures by our competitors, we believe that our results of operations will be somewhat cyclical in nature.

Our limited operating history, however, makes it difficult to fully assess the impact on our business of cyclical fluctuations in the U.S. and Canadian economies. There can be no assurance that the cyclical variations in our operations will not become more pronounced over time or that they will not materially adversely affect results of operations in the future. Moreover, consumer "fads" and other changes in consumer trends may cause significant fluctuations in our operating results from one quarter to the next.

Due to the foregoing factors, our quarterly revenues and operating results are difficult to forecast. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of future performance. In addition, it is likely that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly be materially adversely affected.

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES BECAUSE THEY ARE CONSIDERED PENNY STOCKS AND ARE SUBJECT TO THE PENNY STOCK RULES.

Rules 15g-1 through 15g-9 promulgated under the Securities and Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in "a penny stock." A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares were quoted on the NASD OTCBB and there were no trades of our shares during 1998 or 1999. The high and low closing price of our shares during 2000 ranged from $6.00 (high) to $0.18 (low), and the price of our shares on December 31, 2000 was $0.18. Our shares were delisted from the NASD OTCBB on March 24, 2000, and began quotation on the National Quotation Bureau, Inc.'s pink sheets. Effective June 13, 2000, the Company's common shares again became eligible for quotation, and were listed, on the NASD OTCBB. Our stock would be considered a penny stock. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or an "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently lease, through our subsidiary MindfulEye.Com Systems, our principal business office comprising 4,920 square feet at Suite 300, 355 Burrard Street, Vancouver, British Columbia, Canada, pursuant to a lease that expires on March
31. 2005. The monthly payments under the lease are $4,373 plus operating costs plus goods and services tax to March 31, 2002 and then $4,920 plus operating costs plus goods and service tax thereafter.


ITEM 3.  LEGAL PROCEEDINGS

On February 15, 2001 an action was commenced and filed in the Supreme Court of British Columbia against the Company by Capital Idea Financial specifying $28,000 for non-payment of a debt for services rendered pursuant to a Investor Relations and Marketing Agreement dated September 12, 2000. We believe the claim is without merit since we terminated the Agreement due to non-performance of services outlined in Section III of the said agreement and we intend to vigorously defend against it. Accordingly we have filed the statement of Defense. This action has not yet been set for trial.

Other than the foregoing, to the best of our knowledge, we are not subject to any active or pending legal proceedings or claims against us or any of our properties. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. No matters were submitted to our security holders for a vote during the fiscal year ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASD OTCBB under the symbol "MEYI". The NASD OTCBB constitutes a limited and sporadic trading market and does not constitute an "established trading market". See "Risk Factors - An established public trading market for our securities does not exist." The range of high and low bid prices per share for our common stock for each quarter during the period from July 21, 1999 through March 31, 2001, as published by the NASD OTCBB is set forth below. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown, or commissions and may not represent actual transactions.

QUARTERLY COMMON STOCK PRICE RANGES

--------------------------------------------------------------------------------
         QUARTER ENDED                                      2000
--------------------------------------------------------------------------------
                                                  HIGH                LOW
--------------------------------------------------------------------------------
         March 31                                 $6.00               $3.53
--------------------------------------------------------------------------------
         June 30                                  $5.25               $2.43
--------------------------------------------------------------------------------
         September 30                             $4.78               $3.18
--------------------------------------------------------------------------------
         December 31                              $3.56               $0.18
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         QUARTER ENDED                                      2001
--------------------------------------------------------------------------------
                                                  HIGH                LOW
--------------------------------------------------------------------------------
         To March 20, 2001                        $0.31               $0.04
--------------------------------------------------------------------------------

There were 16 record holders of our common stock as of December 31, 2000.

We have not paid dividends on our common stock since our inception. Dividends on common stock are within the discretion of the Board of Directors and are payable from profits or capital legally available for that purpose. It is our current policy to retain any future earnings to finance the operations and growth of our business. Accordingly, we do not anticipate paying any dividends on common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended on December 31, 2000, we completed two private placements.

1. On March 13, 2000, we completed a private placement to raise $2,257,500 by issuing 1,075,000 units at $2.10 per unit, each unit consisting of one share of our common stock and one-half warrant. Each whole warrant is be exercisable to acquire one additional share of our common stock at $2.10 on or before March 13, 2001 and $2.50 on or before March 13, 2002. The issuance of the shares was exempt from registration in reliance on Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

2. On November 20, 2000, we issued 600,000 shares of our common stock under Rule 506 under Regulation D of the Securities Act of 1933, as amended, for total proceeds of $300,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

Our plan of operation is based on the operating history of MindfulEye, our experience in the industry, our discussions with third parties, the SEC filings of our competitors and the decisions of our management. Set out below is a summary of our plan of operation and operating budget for the next fiscal year ending December 31, 2001.

Subsequent to our fiscal year end of December 31, 2000, we continue to experience a delay in raising additional financing. This resulted in the delay in the development of our technologies and our inability to intensify our marketing and promotional efforts to secure strategic relationships. Our ability to develop new applications of our technology and to continue as a going concern will depend on our ability to obtain future financing.

We anticipate we will have sales in the second quarter of 2001 from our Surveillance service, which has been distributed exclusively by Canada Newswire in Canada. We anticipate we will have sales in the third quarter of 2001 of our InvestorLite service, which is being sold directly by us. We anticipate our operating activities during the second quarter of 2001 will focus primarily on our efforts to:

         a. Secure additional financing for general working capital purposes and for our efforts to begin the initial implementation of our marketing plan;

         b. Establish additional strategic relationships with the existing and other Internet providers, investment houses, and regulatory bodies;

         c. Promote and generate revenues from our Surveillance and InvestorLite products;

         d. Generate revenues from licensing Lexant(TM)and developing "private-label" applications of our technologies;

         e. Continue developing and enhancing our artificial intelligent technology, Lexant;

         f.       Develop, test and expand our current service offerings; and

         g. Hire and train customer support personnel as soon as we begin to generate significant revenues.

SUMMARY OF OPERATING AND CAPITAL BUDGET

Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the fiscal year ending December 31, 2001 based on projected sales of Surveillance and InvestorLite products:

         Salaries                            $1,500,000
         Marketing & promotion                  700,000
         Occupation costs                       100,000
         Professional fees                      300,000
         Capital expenditure                    300,000
         General & administration               600,000
                                             ----------
         REQUIRED CAPITAL:                   $3,500,000

Our operating and capital budget for the fiscal year ending December 31, 2001 is estimated to be approximately $3.5 million. As of March 20, 2001, we had approximately $38,000 in working capital. We will be required to raise additional capital in the second quarter of year 2001 to meet our anticipated cash needs and to fund our plan of operation through December 31, 2001. See "Liquidity and Capital Resources." We cannot assure you that our actual expenditures for that period will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the availability of financing on acceptable terms, acquisition and/or expansion costs, reliability of the assumptions of management in estimating cost and timing, certain economic factors, the timing related to development of our technology and launch of our web site and cost associated with operating our auctions.

We will be required to raise additional capital during the second quarter 2001 to meet our anticipated cash needs. If we are unable to raise additional financing on acceptable terms, we may be forced to delay the implementation of certain portions of our plan of operation, which may adversely affect our business and results of operations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

MANAGEMENT'S DISCUSSION AND ANALYSIS

The information contained in this Management's Discussion and Analysis contains "forward looking statements." Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set out in this report. See "Note Regarding Forward Looking Statements."

Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this annual report.

Our actual results could differ materially from the results projected in the forward-looking statements as a result of our ability to:

         o        achieve the objectives of our business strategy;

         o        accelerate or defer operating expenses;

         o        achieve revenue from our operations; and

         o        hire new personnel,

and other factors set forth under "Risk Factors" in this annual report.

The following discussion is qualified by the more complete financial information contained in our audited financial statements for the year ended December 31, 2000.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

The following discussion of our results of operations should be read in conjunction with our audited financial statements and the related notes included in this annual report.

OVERVIEW

We were incorporated in the State of Nevada on June 16, 1977 under the name "Rabatco, Inc."

On January 24, 2000, we agreed to acquire MindfulEye.com Systems, subject to the completion of a definitive agreement. On March 13, 2000, we completed the definitive agreement and the acquisition of MindfulEye.com Systems, and the acquisition was closed on March 20, 2000. See "Our Acquisition of MindfulEye.com Systems" Before this acquisition, we were a shell company with no material revenues, expenses, assets or liabilities.

We are an early development stage company and our principal activity to date has been the development of a new category of technologies that can mine raw text content from digital sources including the Internet, and can, through the use of our proprietary artificial intelligence technology known as Lexant(TM), extract and deliver information of interest to our customers. We launched our first commercial application of these technologies in November 2000.

We believe that our historic spending levels are not indicative of future spending levels because we are entering a period in which we will increase spending on development, marketing, staffing and other general operating expenses. For these reasons, we believe our expenses, losses, and deficit accumulated during the development stage will increase significantly before we generate material revenues or profits from our operations. In the absence of additional funding, there is substantial doubt about our ability to continue as a going concern for a reasonable period of time as set forth in the audited financial statements and related notes included in this annual report.

OUR RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2000

REVENUES. During fiscal year ended December 31, 2000, MindfulEye did not generate any revenue from its operations. MindfulEye had interest income in the amount of $39,917.

EXPENSES. During the twelve month period ended December 31, 2000, MindfulEye incurred total expenses of $1,788,595 related primarily to: (i) research and developing its web technologies (ii) marketing and brand development (iii) professional and legal fees relating to its Securities and Exchange Commission reports and (iv) general overhead and administrative expenses. During the twelve month period ended December 31, 2000, MindfulEye paid consulting fees in the amount of $252,376 which included fees paid to (i) Everest Advisory Group Inc., for the services of Julian Remedios as MindfulEye's chief financial officer (ii) fees paid to Tod Maffin Inc. relating to general consulting services and (iii) fees paid to Ecotex Service Corporation for management services of Randy Bartsch. MindfulEye paid legal and accounting fees of $172,699 during the twelve-month period ended December 31, 2000 related to preparation of its filings with the Securities and Exchange Commission, patent searches and other corporate and accounting matters. MindfulEye incurred other expenses, including amortization expenses of $39,491, foreign exchange loss of $3,109, insurance expenses of $12,396, interest and bank charges expenses of $7,522, investor relations expenses of $45,541, marketing and brand development expenses of $156,643, purchasing Internet content expenses of $38,959, office and miscellaneous expenses of $118,460, rent and utilities expenses of $75,506, telephone and communication expenses of $50,487; wages and salary expenses of $709,112 and non-cash stock based compensation expenses of $106,294.

NET LOSS. MindfulEye had a net loss of $1,748,678 or basic and diluted loss of $0.14 per share for the twelve-month period ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, MindfulEye had working capital on hand in the amount of $297,662. MindfulEye had cash or cash equivalents of $345,897, accounts receivables of $11,906 and prepaid expenses and deposits in the amount of $7,808. MindfulEye had accounts payable and accrued liabilities in the amount of $67,949. MindfulEye anticipates that its working capital is sufficient to satisfy its cash requirements through to March 31, 2001.

Our working capital position as at March 20, 2001 was approximately $38,000.

MindfulEye anticipates it will be required to raise financing during the second quarter of 2001 to allow the Company to expand its operations in 2001. MindfulEye anticipates that it will be required to raise at least $3,000,000 to $4,000,000 to meet its anticipated cash requirements for the planned expansion of the Company's operations for marketing, developing technology, applications and products during the year 2001

OUTLOOK

We have entered a period of rapid expansion and growth. In their independent auditor's report dated March 23, 2001, Davidson & Co., expressed doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We anticipate we will be required to raise an additional $3.5 million to adequately fund our entire operating and capital budget for the year 2001. See "Summary of Operating and Capital Budget."

We intend to meet our cash requirements through revenues generated from our operations and private or public placements of our equity or debt. We are currently seeking such financing by presenting our business plan to merchant and investment banks, fund managers and investment advisors. As at March 20, 2001, MindfulEye has no arrangements of equity financing, and there can be no assurance that it will be successful in acquiring sufficient financing to fund its plan of operation on terms acceptable to MindfulEye, if at all. Any inability to obtain additional financing, when needed, will have a material adverse effect on the Company, requiring the Company to significantly curtail or possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders.

While MindfulEye believes its capital requirement estimates are reasonable, such estimates can change for many different reasons, some of which are beyond MindfulEye's control. MindfulEye is a development stage company, which means that it is in the process of developing its technologies and that it currently has no revenues from its operations. MindfulEye anticipates that it will officially market its services to subscribers on a subscription fee basis late in the fourth quarter of 2001. MindfulEye currently has only a limited number of subscribers and earns nominal income from its operations. MindfulEye does not believe it will receive any significant revenue from its subscription services until at least second quarter of 2001. There can be no assurance that MindfulEye will successfully launch its web site as planned or that a sufficient number of subscribers will subscribe to the MindfulEye service to make it commercially viable. We cannot assure you that we will successfully raise any additional financing on acceptable terms, if at all, and our failure to meet our cash requirements will force us to abandon some of our plans of operation, sell some of our assets or certain business operations or liquidate our business, all of which will have a material adverse effect on our business and results of operations.

RECENT FINANCING

On February 21, 2001 we were able to negotiate with NetCurrents a loan facility with a maximum limit of USD$375,000. This facility specifies interest to accrue on the outstanding principal amount at a rate of ten percent (10%) per annum. Both principal and any accrued interest are due and payable in a single installment on August 21, 2001 and are secured by a General Security Agreement. We have requested and received advances of $125,000 against this facility.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in Canadian dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar or the Canadian dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially affected by changes in interest rates and certain other credit risk associated with its operations.

ITEM 7.  FINANCIAL STATEMENTS

Reference is made to the financial statements, the reports thereon, the notes thereto, and supplementary data commencing at page F-1 of this Form 10-KSB, which financial statements, reports, notes, and data are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information set forth under the caption "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in MindfulEye's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on Schedule 14A on or before April 26, 2001 (the "Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation and Other Information" and "Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in the Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1(1)   Articles of Incorporation of MindfulEye, Inc.

         2.2(1)   Certificate of Amendment to Articles of Incorporation

         2.3(2) Certificate of Amendment to Articles of Incorporation Dated May 12, 2000.

         2.4(2)   Amended and Restated Bylaws, effective May 26, 2000

         6.1(1)   Share Exchange Agreement dated March 13, 2000.

         6.2(1)   Lease Agreement dated February 28, 2000.

         6.3(1)   Form of Employment Agreement

         6.4(2)   2000 Stock Option Plan

         6.5(2)   Form of Stock Exchange Agreement

         10.4(1)

         10.5(1)

         10.6(1)

         10.7(1)

         10.8(1)

         10.9(1)

         10.10(1)

         10.11(1)

         10.12(1)

         10.13(1)

         10.14(1)

         10.15(1)

         10.16(2)

         10.17(2)

         21       List of Subsidiaries

         23.1(1)

         24.1     Power of Attorney (included on signature page).


(1)      Previously filed on April 4, 2000 on Form 10-SB.
(2)      Previously filed on June 2, 2000 on Form 10-SB12G/A.
(3)

(b)      Reports on Form 8-K

         1.       A Current Report on Form 8-K was filed on August 23, 2000.

                                   SIGNATURES
                                   ----------

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ray Torresan and Todd Cusolle, as his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this annual report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001

                                   /s/ Ray Torresan
                                   --------------------------------------------
                                   Ray Torresan, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                           TITLE                                   DATE
         ---------                           -----                                   ----
/s/ Ray Torresan                   Director, Chairman of the Board,             March 30, 2001
--------------------------         Chief Executive Officer and President
Ray Torresan                       (Principal Executive Officer)


/s/ Todd Cusolle                   Director and Chief Technology Officer        March 30, 2001
--------------------------
Todd Cusolle


/s/ Amanda Kerr                    Director, Corporate Secretary and            March 30, 2001
--------------------------         VP, Operations
Amanda Kerr


/s/ Matt Sebal                     Director                                     March 30, 2001
--------------------------
Matt Sebal


/s/ Praveen Varshney               Director                                     March 30, 2001
--------------------------
Praveen Varshney

                                MINDFULEYE, INC.
                            (FORMERLY RABATCO, INC.)
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)



                                DECEMBER 31, 2000

[GRAPHIC OMITTED]
[LOGO]
DAVIDSON & COMPANY       Chartered Accountants     A Partnership of Incorporated
                                                                   Professionals


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and the Board of Directors of Mindfuleye, Inc. (formerly Rabatco, Inc.)
(A Development Stage Company)


We have audited the accompanying consolidated balance sheets of Mindfuleye, Inc. (formerly Rabatco, Inc.) as at December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2000 and the period from date of incorporation on July 12, 1999 to December 31, 1999 and for the period from date of incorporation on July 12, 1999 to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Mindfuleye, Inc. (formerly Rabatco, Inc.) as at December 31, 2000 and 1999 and the results of its operations, changes in its stockholders' equity and its cash flows for the year ended December 31, 2000, the period from date of incorporation on July 12, 1999 to December 31, 1999 and for the period from date of incorporation on July 12, 1999 to December 31, 2000, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Mindfuleye, Inc. (formerly Rabatco, Inc.) will continue as a going concern. The Company is in the development stage and does not have the necessary working capital for its planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                            "DAVIDSON & COMPANY"

Vancouver, Canada                                          Chartered Accountants

March 6, 2001

                          A Member of SC INTERNATIONAL

    Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372,
                 Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
                   Telephone (604) 687-0947 Fax (604) 687-6172

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

AS AT DECEMBER 31

================================================================================
                                                  2000             1999
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                $   345,897      $     6,520
    Accounts receivable                           11,906            1,661
    Prepaid expenses                               7,808               -
                                             -----------      -----------

    Total current assets                         365,611            8,181

CAPITAL ASSETS (Note 5)                          239,848           23,662
                                             -----------      -----------

                                             $   605,459      $    31,843
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities $    67,949      $    18,740
                                             -----------      -----------

    Total current liabilities                     67,949           18,740

LONG-TERM DEBT (Note 6)                               -           214,093
                                             -----------      -----------

                                                  67,949          232,833
                                             -----------      -----------

STOCKHOLDERS' EQUITY

    Capital stock (Note 8)
       Authorized
          100,000,000 common shares
          with a par value of $0.001

       Issued and outstanding
          14,415,000 common shares
          (1999 - 6,750,000)                      14,415                1

    Additional paid-in capital                 2,472,764               -
    Deficit accumulated during the
       development stage                      (1,949,669)        (200,991)
                                             -----------      -----------

    Total stockholders' equity                   537,510         (200,990)
                                             -----------      -----------

                                             $   605,459      $    31,843
================================================================================

HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)

COMMITMENTS (Note 13)

SUBSEQUENT EVENTS (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

============================================================================================================================
                                                                              Cumulative
                                                                            Amounts from                         Period From
                                                                                July 21,                           July 21,
                                                                                    1999                               1999
                                                                                (Date of                           (Date of
                                                                          Incorporation)                     Incorporation)
                                                                                      to       Year Ended                to
                                                                            December 31,     December 31,     December 31,
                                                                                    2000             2000              1999
----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Amortization                                                        $        41,777   $        39,491  $         2,286
    Consulting fees                                                             358,745           252,376          106,369
    Contract work                                                                 1,279              -               1,279
    Foreign exchange loss                                                         9,521             3,109            6,412
    Insurance                                                                    12,733            12,396              337
    Interest and bank charges                                                    11,858             7,522            4,336
    Investor relations                                                           47,430            45,541            1,889
    Legal and audit fees                                                        181,951           172,699            9,252
    Marketing and brand development                                             156,643           156,643               -
    Newsalert and other infeed services                                          38,959            38,959               -
    Office and miscellaneous                                                    132,740           118,460           14,280
    Rent and utilities                                                           82,285            75,506            6,779
    Stock based compensation expense                                            106,294           106,294               -
    Telephone and communications                                                 52,901            50,487            2,414
    Wages and benefits                                                          754,470           709,112           45,358
                                                                        ---------------   ---------------  ---------------

LOSS BEFORE OTHER ITEM                                                       (1,989,586)       (1,788,595)        (200,991)


OTHER ITEM
    Interest income                                                              39,917            39,917               -
                                                                        ---------------   ---------------  ---------------

LOSS FOR THE PERIOD                                                     $    (1,949,669)  $    (1,748,678) $      (200,991)
============================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                                          $        (0.14)  $        (0.03)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                  12,643,863        6,750,000
============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

============================================================================================================================
                                                                              Cumulative                        Period From
                                                                           Amounts from                            July 21,
                                                                                July 21,                               1999
                                                                                    1999                           (Date of
                                                                                (Date of                     Incorporation)
                                                                          Incorporation)                                 to
                                                                                      to     Year Ended        December 31,
                                                                            December 31,     December 31,              1999
                                                                                    2000             2000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                 $    (1,949,669)  $    (1,748,678) $      (200,991)
    Items not affecting cash:
       Amortization                                                              41,777            39,491            2,286
       Stock based compensation expense                                         106,294           106,294               -

    Changes in non-cash working capital items:
       Increase in accounts receivable                                          (11,906)          (10,245)          (1,661)
       Increase in prepaid expenses                                              (7,808)           (7,808)              -
       Increase in accounts payable and accrued liabilities                      64,449            45,709           18,740
                                                                        ---------------   ---------------  ---------------

    Net cash used in operating activities                                    (1,756,863)       (1,575,237)        (181,626)
                                                                        ---------------   ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                              (281,625)         (255,677)         (25,948)
    Cash acquired on acquisition of subsidiary                                2,257,500         2,257,500               -
                                                                        ---------------   ---------------  ---------------

    Net cash provided by (used in) investing activities                       1,975,875         2,001,823          (25,948)
                                                                        ---------------   ---------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                      300,001           300,000                1
    Due to related parties                                                     (173,116)         (173,116)              -
    Repayment of long-term debt                                                      -           (214,093)         214,093
                                                                        ---------------   ---------------- ---------------

    Net cash provided by (used in) financing activities                         126,885           (87,209)         214,094
                                                                        ---------------   ---------------  ---------------

INCREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                            345,897           339,377            6,520

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       -              6,520               -
                                                                        ---------------   ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $       345,897   $       345,897  $         6,520
============================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)

==============================================================================================================================
                                                                                                     Deficit
                                                                                                 Accumulated
                                                                                 Additional       During the            Total
                                                                                    Paid-in      Development    Stockholders'
                                                    Shares           Amount         Capital            Stage           Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, July 21, 1999                                  -   $            -   $           -   $            -   $            -

    Common stock issued                                160                1              -                -                 1

    Loss for the period                                 -                -               -          (200,991)        (200,991)
                                           ---------------  ---------------  --------------  ---------------  ---------------

Balance, December 31, 1999                             160                1              -          (200,991)        (200,990)

    Common stock issued                                 53               -               -                -                -
                                           ---------------  ---------------  --------------  ---------------  ---------------

Balance, March 13, 2000                                213                1              -          (200,991)        (200,990)

    Capital stock of MindfulEye.com
       at March 13, 2000                              (213)              (1)              1               -                -

    Capital stock of MindfulEye, Inc.
       at March 13, 2000                         6,905,000               -               -                -                -

    Shares issued to acquire
       MindfulEye.com                            6,910,000            6,910       2,073,974               -         2,080,884

    Adjustment to par value                             -             6,905          (6,905)              -                -

    Common stock issued
       November 1, 2000
       $0.50 per share                             300,000              300         149,700               -           150,000

    Common stock issued
       November 12, 2000
       $0.50 per share                             300,000              300         149,700               -           150,000

    Stock based
    Compensation expense                                -                -          106,294               -           106,294

     Loss for the year                                  -                -               -        (1,748,678)      (1,748,678)
                                           ---------------  ---------------  --------------  ---------------  ---------------

Balance, December 31, 2000                      14,415,000  $        14,415  $    2,472,764  $    (1,949,669) $       537,510
==============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2000
================================================================================

1.       HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was incorporated under the laws of the state of Nevada on June 16, 1977 under the name Rabatco, Inc. and changed its name to MindfulEye, Inc. ("MindfulEye") on May 12, 2000. The original authorized share capital consisted of 100,000 common shares with par value of $0.25 per share. On June 20, 1998, the authorized share capital was increased to 100,000,000 common shares with a par value of $0.001 per share and the Company completed a forward stock split of one share of its outstanding share capital for five shares.

         The Company has been in the development stage since its inception and had been primarily engaged in the business of developing mining properties. During 1982, the Company abandoned its remaining assets and settled its liabilities and since that date remained inactive until March 2000.

         Effective March 13, 2000, the Company acquired all of the issued and outstanding common stock of MindfulEye.com Systems, Inc. ("MindfulEye.com"). The consolidated Company's date of incorporation is considered to be July 21, 1999, the date of incorporation of MindfulEye.com. MindfulEye.com is in the development stage and is currently developing a subscription-based service for the retail and institutional investment community that delivers proprietary content directly to subscribers by wireless devices, fax, e-mail and the web.

2.       GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan in this regard to obtain additional working capital through equity financings.

         =======================================================================
                                                         2000              1999
         -----------------------------------------------------------------------
         Deficit accumulated during the
           development stage                          $ (1,949,669)  $ (200,991)
         Working capital surplus (deficiency)         $    297,662   $  (10,559)
         =======================================================================

3.       BASIS OF PRESENTATION

         These financial statements contain the financial statements of MindfulEye and MindfulEye.com presented on a consolidated basis. On March 13, 2000, MindfulEye acquired all of the issued and outstanding share capital of MindfulEye.com by issuing 6,910,000 common shares (Note 7). As a result of the share exchange, control of the combined companies passed to the former shareholders of MindfulEye.com. For accounting purposes, this acquisition has been treated as a recapitalization of the Company. The accounting for this recapitalization is similar to a reverse take-over in which the financial statements presented include the accounts of MindfulEye.com since incorporation (July 21, 1999) and the accounts of the Company since the date of acquisition (March 13, 2000) to December 31, 2000. The number of shares outstanding at December 31, 2000 as presented are those of MindfulEye.

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2000
================================================================================

4.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include MindfulEye, Inc. and MindfulEye.com Systems, Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

         LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

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

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In September 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2000
================================================================================

4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

         STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

         The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

         DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         Statement of Financial Accounting Standards No. 131 ("SFAS 131"), " Disclosure About Segments of an Enterprise and Related information" requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reporting segments are based on products and services, geography, legal structure, management structure, or any other manner in which the management disaggregates a company. Currently, SFAS 131 has no effect on the company's financial statements as substantially all of the company's operations are conducted in one industry segment in Canada.

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2000
================================================================================

5.       CAPITAL ASSETS

         =======================================================================
                                               Accumulated       Net Book Value
                                                            --------------------
                                      Cost     Amortization    2000        1999
         -----------------------------------------------------------------------

         Computer hardware         $ 180,646   $   26,778   $ 153,868  $ 20,565
         Computer software            10,563        6,784       3,779     3,097
         Leasehold improvements        9,231        1,385       7,846         -
         Furniture and equipment      81,185        6,830      74,355         -
                                   ---------   ----------   ---------  --------

                                   $ 281,625   $   41,777   $ 239,848  $ 23,662
         =======================================================================

6.       LONG TERM DEBT

         =======================================================================
                                                               2000       1999
         -----------------------------------------------------------------------
         Notepayable to a related party, bearing
             interest at the Bank of Montreal prime
             rate plus 2%, or 10% if undeterminable;
             secured; repayable on either receipt of
             proceeds from second round Phase II
             Equity financing or Initial Public Offering,
             whichever is earlier.                           $   -    $ 214,093
         =======================================================================

7.       RECAPITALIZATION

         On March 13, 2000, the Company issued 6,910,000 common shares to acquire 100% of the issued and outstanding shares of Mindfuleye.com at a deemed value of $2,080,884.

         As a result of this transaction the former shareholders of Mindfuleye.com acquired control over a majority of shares of the Company. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of the Company and, therefore, these financial statements represent a continuation of the legal subsidiary, Mindfuleye.com, not the Company, as the parent for accounting purposes. In accounting for this transaction:

         i) Mindfuleye.com is deemed to be the purchaser and parent company for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their historical book values;

        ii) The deemed acquisition of the Company has been accounted for by the purchase method with the net assets of the Company recorded at fair market value at the date of acquisition. The fair market value acquired is as follows:

              Cash and cash equivalents                     $ 2,257,500
              Due to related parties                           (173,116)
              Accounts payable and accrued liabilities           (3,500)
                                                            -----------
                                                            $ 2,080,884
                                                            ===========

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2000
================================================================================

7.       RECAPITALIZATION (cont'd.....)

         iii) Historical cost financial statements presented are those of Mindfuleye.com, with equity amounts of Mindfuleye.com restated to reflect the number of shares received in the business combination.

         iv) The consolidated statements of operations and cash flows include Mindfuleye.com's results of operations and cash flows from July 21, 1999 (date of incorporation) and the Company's results of operations from March 13, 2000 (date of acquisition).

8.       CAPITAL STOCK

         a) As a result of the recapitalization described in Note 7, Mindfuleye.com was deemed to be the acquiror for accounting purposes. However, the number of common shares issued and outstanding of 6,905,000 are the Company's.

              As consideration to acquire 100% of the outstanding shares of Mindfuleye.com, the Company issued 6,910,000 shares at a deemed value of $2,080,884.

         b) On November 1, 2000, the Company completed a private placement whereby it issued 300,000 shares for cash proceeds of $150,000.

         c) On November 12, 2000, the Company completed a private placement whereby it issued 300,000 shares for cash proceeds of $150,000.

9.       STOCK OPTIONS AND WARRANTS

         Under the company's stock option plan, incentive and non-qualified options may be granted to directors, officers, employees and consultants to acquire up to 3,000,000 authorized but unissued common shares of the company. No stock option granted under the stock option plan is transferable by the optionee other than by will or the laws of descent and distributions.

         The exercise price of each option granted to an optionee may not be less than the market price of the fair market value of the common share on the date of the grant, and in respect of each stock option granted to a greater-than ten percent shareholder, the exercise price shall not be less than 110% of the fair market value of the common share on the date of the grant.

         The term of the option granted may not exceed 10 year from the date of the grant, and in the case of greater-than ten percent shareholders, the term may not exceed 5 years from the date of the grant. Options granted under the plan generally vest over a two-year period, with one-quarter becoming exercisable at the end of every six months following the date of grant. The plan administrator may accelerate the vesting of options at its sole discretion.

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2000
================================================================================

9.       STOCK OPTIONS AND WARRANTS (cont'd.....)

         The following stock options were outstanding at December 31, 2000.

         =======================================================================
                       Number           Exercise
                    of shares             Price        Expiry date
         -----------------------------------------------------------------------
                    1,387,500             $ 3.50       June 7, 2010
                       95,000               3.50       July 28, 2010
                        9,000               3.50       September 29, 2010
                      422,250               0.75       November 24, 2010
                       50,000               0.38       December 22, 2010
         =======================================================================

         The following warrants were outstanding at December 31, 2000.

         =======================================================================
                       Number           Exercise
                    of shares             Price        Expiry date
         -----------------------------------------------------------------------

                      537,500             $ 2.10       March 20, 2001
                               then at    $ 2.50       March 20, 2002
         =======================================================================

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

         Following is a summary of the stock option activity:

         =======================================================================
                                                                 Weighted
                                                                 Average
                                                  Number         Exercise
                                                 of Shares         Price
         -----------------------------------------------------------------------
         Outstanding at December 31, 1999              -         $      -
         Granted                               2,411,250             2.95
         Forfeited                              (447,500)            3.50
         Exercised                                     -                -
                                               ---------
         -----------------------------------------------------------------------
         Outstanding at December 31, 2000      1,963,750         $   2.83
         =======================================================================
         Weighted average fair value of options
            granted during the year                              $   0.84
         =======================================================================

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2000
================================================================================

10.      STOCK BASED COMPENSATION EXPENSE (cont'd.....)

         Following is a summary of the status of the options outstanding at December 31, 2000:

         =======================================================================
                                     Outstanding Options     Exercisable Options
                                     -------------------     -------------------
                                        Weighted
                                         Average     Weighted         Weighted
                                        Remaining     Average          Average
                                       Contractual   Exercise         Exercise
         Exercise Price        Number     Life         Price   Number   Price
         -----------------------------------------------------------------------
         $3.50               1,491,500      9.44     $ 3.50    392,750  $ 3.50
         $0.38 to $0.75        472,250      9.91     $ 0.71     63,750  $ 0.71
         =======================================================================

         COMPENSATION

         The Company granted 581,500 options to consultants, of which 397,500 were forfeited during the year. These options are accounted for under the Emerging Issues Task Force Consensus in Issue No. 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized pursuant to EITF 96-18 during the twelve month period ended December 31, 2000 was $106,294. This amount can be allocated to other expense categories in the accompanying statements of operations as consulting fees of $106,294.

         The Company granted 1,829,750 options to employees, of which 50,000 were forfeited during the year. These options are accounted for using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation expense relating to the remaining 1,779,750 options granted to employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

         =======================================================================
                                          Period From                Period From
                                              July 21,                  July 21,
                                               1999 to    Year Ended     1999 to
                                          December 31, December 31, December 31,
                                                  2000          2000       1999
         -----------------------------------------------------------------------
         LOSS FOR THE PERIOD
           As reported                     $(1,949,669)  $(1,748,678) $(200,991)
                                           =====================================
           Pro forma                       $(2,612,684)  $(2,411,693) $(200,991)
                                           =====================================
         BASIC AND DILUTED LOSS PER SHARE
           As reported                     $         -   $     (0.14) $   (0.03)
                                           =====================================
           Pro forma                       $         -   $     (0.19) $   (0.03)
         =======================================================================

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2000
================================================================================

10.      STOCK BASED COMPENSATION EXPENSE (cont'd....)

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair values are as follows:

         =======================================================================
                                                                     Period from
                                                                        July 21,
                                                   Year Ended            1999 to
                                                  December 31,      December 31,
                                                         2000               1999
         -----------------------------------------------------------------------
         Risk free interest rate                       6.186%              -
         Expected life of the options             9.56 years               -
         Expected volatility                          163.58%              -
         Expected dividend yield                          -                -
         =======================================================================

11.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         =======================================================================
                                                                     Period From
                                                                        July 21,
                                                   Year Ended           1999 to
                                                 December 31,       December 31,
                                                        2000                1999
         -----------------------------------------------------------------------
         Cash paid during the period for interest     $    -          $     -
         Cash paid during the period for income taxes      -                -
         =======================================================================

         The following non-cash transaction occurred during the twelve month period ended December 31, 2000:

         a) The company issued 6,910,000 shares at a deemed value of $2,080,884 to acquire 100% of the outstanding shares of MindfulEye.com (Note 7).

         No non-cash transactions occurred during the period from July 21, 1999 to December 31, 1999.

12.      RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties during the year ended December 31, 2000, and the period from July 21, 1999 to December 31, 1999 as follows:

         a) Paid or accrued $58,247 to directors and an officer for consulting fees (December 31, 1999 - $106,369).

         b)   Included in long-term debt is an amount of $Nil (December 31, 1999
              - $214,093) which was payable to a company associated with a director of the Company (Note 6).

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2000
================================================================================

13.      COMMITMENTS

         The Company leases office premises pursuant to an operating lease, which expires in 2005. Future annual lease payments are as follows:

                  2001                       $  92,529
                  2002                          97,449
                  2003                          99,089
                  2004                          99,089
                  2005                          24,772
                                             ---------
                                             $ 412,928

14.      INCOME TAXES

         The Company's total deferred tax asset is as follows:

         =======================================================================
                                                            2000           1999
         -----------------------------------------------------------------------
         Tax benefit of net operating loss carryforward   $ 663,000   $  68,337
         Valuation allowance                               (663,000)    (68,337)
                                                          ---------   ---------
                                                          $       -   $       -
         =======================================================================

         The Company has a net operating loss carryforward of approximately $1,950,000, which expires in 2020. The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

15.      SUBSEQUENT EVENTS

         The following are events which occurred subsequent to December 31, 2000:

         a) The Company announced the launch of Surveillance Version 1.2 release. Surveillance Version 1.2 is the newest release of MindfulEye product, designed to alert investor relations and public relations professionals to online events that could affect their company's interest.

         b) The Company announced a co-branding agreement between the Company's subsidiary, MindfulEye.com, and Business Television ("BTV") to offer MindfulEye Mood Reports, a new application of Lexant developed specifically to summarize online discussions about companies that appear on the BTV program.

         c) The Company granted 20,000 employee stock options at a price of $0.23 per common stock to its employees, exercisable to January 5, 2003.

         d) The Company has entered into a formal letter of intent with Net Currents, Inc. ("Net Currents") whereby Net Currents intends to acquire the Company in a stock for stock transaction. The closing proposed stock offer is subject to reciprocal due diligence, applicable corporate and regulatory approvals and the successful negotiation and execution of a definitive agreement.