Form 10QSB
period 2001-03-31
MINDFULEYE INC
filed 2001-05-15
CIK 1109676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                 MARCH 31, 2001

                        Commission File Number: 000-30211

                                MINDFULEYE, INC.
                            (FORMERLY, RABATCO, INC.)
             (Exact name of registrant as specified in its charter)

                  NEVADA                                87-0616344
                -----------                         ------------------
         (Place of Incorporation)                 (IRS Employer ID Number)

         SUITE 300- 355 BURRARD ST. VANCOUVER, BRITISH COLUMBIA V6C 2G6
         --------------------------------------------------------------
              (Address of registrant's principal executive office)

                                  604-638-6800
                         (Registrant's telephone number)


       -------------------------------------------------------------------
             (Former name or address, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes     [X]     No      [_]

         Number of Shares of Common Stock, $0.001 Par Value, Outstanding
                          at March 31, 2001: 14,415,000

                                MINDFULEYE, INC.
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2001
                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

Consolidated Balance Sheets ..............................................    3

Consolidated Statements of Operations:
  For the Three Months Ended March 31, 2001 ..............................    4

Consolidated Statements of Cash Flow:
  For the Three Months Ended March 31, 2001 ..............................    5

Consolidated Statements of Stockholders Equity:
  For the Three Months Ended March 31, 2001 ..............................    6

Notes to Financial Statements ............................................    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .............................   16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...............................................   20

ITEM 2.  CHANGES IN SECURITIES ...........................................   20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................   20

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ...............   20

ITEM 5.  OTHER INFORMATION ...............................................   20

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K ................................   20

SIGNATURES ...............................................................   22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in United States Dollars)
(Unaudited)
================================================================================
                                                  March 31,        December 31,
                                                    2001                2000
--------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                      $   164,379      $   345,897
  Accounts receivable                                 11,253           11,906
  Prepaid expenses                                     7,426            7,808
--------------------------------------------------------------------------------

                                                     183,058          365,611

CAPITAL ASSETS (note 5)                              223,184          239,848
--------------------------------------------------------------------------------

                                                 $   406,242      $   605,459
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities       $   159,934      $    67,949
  Promissory note payable (note 6)                   250,000               --
--------------------------------------------------------------------------------

                                                     409,934           67,949
--------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

CAPITAL STOCK (note 8)
  Authorized
         100,000,000 common shares with a
         par value of $0.001

  Issued and outstanding
         14,415,000 common shares                     14,415           14,415

ADDITIONAL PAID-IN CAPITAL                         2,523,189        2,472,764

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE  (2,541,296)      (1,949,669)
--------------------------------------------------------------------------------

                                                      (3,692)         537,510
--------------------------------------------------------------------------------

                                                 $   406,242      $   605,459
================================================================================

HISTORY AND ORGANIZATION OF THE COMPANY (note 1)

COMMITMENTS (note 13)

SUBSEQUENT EVENTS (note 15)

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in United States Dollars)
(Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                      Cumulative
                                                    Amounts from
                                                        July 21,
                                                            1999
                                                        (Date of          Three Month          Three Month
                                                  Incorporation)         Period Ended         Period Ended
                                                    to March 31,            March 31,            March 31,
                                                            2001                 2001                 2000
-----------------------------------------------------------------------------------------------------------
REVENUE                                           $        6,328        $      6,328          $       --
-----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Amortization                                            58,441              16,664               6,954
  Consulting fees                                        363,062               4,317              30,138
  Contract work                                            1,279                  --                  --
  Foreign exchange loss (gain)                             7,511              (2,010)             (4,335)
  Insurance                                               21,229               8,496                  --
  Interest and bank charges                               14,287               2,429               5,747
  Investor relations                                     101,637              54,207                  --
  Legal and audit fees                                   238,849              56,898              27,179
  Marketing and brand development                        175,787              19,144                  --
  Merger costs                                            92,040              92,040                  --
  Newsalert and other infeed services                     50,786              11,827                  --
  Office and miscellaneous                               145,907              13,166              23,578
  Rent and utilities                                     105,708              23,423              19,485
  Stock based compensation expense                       156,719              50,425                  --
  Telephone and communications                            63,291              10,390               9,138
  Wages and benefits                                     992,991             238,521             108,239
-----------------------------------------------------------------------------------------------------------

                                                       2,589,524             599,937             226,123
-----------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER ITEM                                (2,583,196)           (593,609)           (226,123)

OTHER ITEM
  Interest income                                         41,900               1,982               4,116
-----------------------------------------------------------------------------------------------------------

LOSS FOR THE PERIOD                               $   (2,541,296)        $  (591,627)         $ (222,007)
===========================================================================================================


BASIC AND DILUTED LOSS PER SHARE                                        $      (0.04)         $    (0.03)
===========================================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                             14,415,000           8,754,945
===========================================================================================================

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in United States Dollars)
(Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                 Cumulative
                                                               Amounts from
                                                                   July 21,
                                                                       1999
                                                                   (Date of          Three Month          Three Month
                                                             Incorporation)         Period Ended         Period Ended
                                                               to March 31,            March 31,            March 31,
                                                                       2001                 2001                 2000
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                                        $  (2,541,296)      $    (591,627)     $     (222,007)
  Items not affecting cash:
    Amortization                                                    58,441              16,664               6,954
    Stock based compensation expense                               156,719              50,425                  --

  Changes in non-cash working capital items
    Increase in accounts receivable                                (11,253)                653              (7,214)
    Increase in prepaid expenses                                    (7,426)                382              (8,225)
    Increase in due to related parties                                  --                  --              16,240
    Increase in accounts payable and accrued liabilities           156,434              91,985             (16,670)
----------------------------------------------------------------------------------------------------------------------

                                                                (2,188,381)           (431,518)           (230,922)
----------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of capital assets                                   (281,625)                 --            (131,968)
  Cash acquired on acquisition of subsidiary                     2,257,500                  --           2,257,500
----------------------------------------------------------------------------------------------------------------------

                                                                 1,975,875                  --           2,125,532
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           300,001                  --                  --
  Due to related parties                                          (173,116)                 --             (50,000)
  Advance (repayment) of promissory note                           250,000             250,000            (214,093)
----------------------------------------------------------------------------------------------------------------------

                                                                   376,885             250,000            (264,093)
----------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD               164,379            (181,518)          1,630,517

CASH AND CASH EQUIVALENTS, beginning of period                          --             345,897               6,520
----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                     $     164,379       $     164,379       $   1,637,037
======================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (note 11)

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity
(Expressed in United States Dollars)
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Deficit
                                                                                                 Accumulated
                                                                              Additional          During the              Total
                                                                                 Paid-In         Development      Shareholders'
                                              Shares            Amount           Capital               Stage             Equity
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, July 21, 1999                            --         $      --        $       --        $         --      $        --

  Common stock issued                            160                 1                --                  --                1

  Loss for the period                             --                --                --            (200,991)        (200,991)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                       160                 1                --            (200,991)        (200,990)

  Common stock issued                             53                --                --                  --               --
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, March 13, 2000                          213                 1                --            (200,991)        (200,990)

  Capital stock of Mindfuleye.com
    at March 13, 2000                          (213)                (1)                1                  --               --

  Capital stock of Mindfuleye, Inc.
    at March 13, 2000                      6,905,000                --                --                  --               --

  Shares issued to acquire
  MindfulEye.com                           6,910,000             6,910         2,073,974                  --        2,080,884

  Adjustment to par value                         --             6,905            (6,905)                 --               --

  Common stock issued
    November 1, 2000
    $0.50 per share                          300,000               300           149,700                  --          150,000

  Common stock issued
    November 12, 2000
    $0.50 per share                          300,000               300           149,700                  --          150,000

  Stock based
    compensation expense                          --                --           106,294                  --          106,294

  Loss for the year                               --                --                --          (1,748,678)      (1,748,678)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                14,415,000            14,415         2,472,764          (1,949,669)         537,510

STOCK BASED COMPENSATION                          --                --            50,425                  --           50,425
  EXPENSE

LOSS FOR THE PERIOD                               --                --                --            (591,627)        (591,627)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, March 31, 2001                   14,415,000         $  14,415        $2,523,189        $ (2,541,296)     $    (3,692)
================================================================================================================================

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------
1.       HISTORY AND ORGANIZATION OF THE COMPANY

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

         Effective March 13, 2000, the Company acquired all of the issued and outstanding common stock of Mindfuleye.com Systems, Inc. ("Mindfuleye.com"). The consolidated Company's date of incorporation is considered to be July 21, 1999, the date of incorporation of Mindfuleye.com. Mindfuleye.com is in the development stage and is currently developing subscription-based services for the retail and institutional investment community that delivers proprietary content directly to subscribers by wireless devices, fax, e-mail and the web.


2.       GOING CONCERN

         The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan in this regard to obtain additional working capital through equity financings.

                                                                March 31,       December 31,
                                                                     2001               2000
         -------------------------------------------------------------------------------------
         Deficit accumulated during the development stage        $(2,541,296)   $(1,949,669)
         ======================================================================================
         Working capital surplus (deficiency)                    $  (226,876)   $   297,662
         ======================================================================================


3.       BASIS OF PRESENTATION

         These financial statements contain the financial statements of Mindfuleye and Mindfuleye.com presented on a consolidated basis. On March 13, 2000, Mindfuleye acquired all of the issued and outstanding share capital of MindfulEye.com by issuing 6,910,000 common shares (Note 7). As a result of the share exchange, control of the combined companies passed to the former shareholders of Mindfuleye.com. For accounting purposes, this acquisition has been treated as a recapitalization of the Company. The accounting for this recapitalization is similar to a reverse take-over in which the financial statements presented include the accounts of MindfulEye.com since incorporation (July 21, 1999) and the accounts of

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

         the Company since the date of acquisition (March 13, 2000) to March 31, 2001. The number of shares outstanding at March 31, 2001 as presented are those of Mindfuleye.

4.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements include Mindfuleye, Inc. and Mindfuleye.com Systems, Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

         USE OF ESTIMATES
         ----------------

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

         CASH AND CASH EQUIVALENTS
         -------------------------

         Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

         LOSS PER SHARE
         --------------

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

         INCOME TAXES
         ------------

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

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

4.       SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

         STOCK BASED COMPENSATION
         ------------------------

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

         FOREIGN CURRENCY TRANSLATION
         ----------------------------

         Translation amounts, denominated in foreign currencies, are translated into United States currency at exchanges rates prevailing at transactions dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in income.

         CAPITAL ASSETS AND AMORTIZATION
         -------------------------------

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

         DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
         ------------------------------------------------------------------

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

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

4.       SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

         FINANCIAL INSTRUMENTS
         ---------------------

         a)       Fair Value Disclosures

                  The carrying value of cash and cash equivalents, trade receivable and accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments.

         b)       Foreign Currency Risk

                  The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.

                  The Company has not entered into contracts for foreign exchange hedges.


5.       CAPITAL ASSETS

                                                                          Net Book Value
                                                               ------------------------------------
                                                                     March 31,         December 31,
                                    Cost      Amortization            2001                 2000
---------------------------------------------------------------------------------------------------
Computer hardware               $ 180,646     $    38,318      $   142,328            $  153,868
Computer software                  10,563           7,729            2,834                 3,779
Leasehold improvements              9,231           1,846            7,385                 7,846
Furniture and equipment            81,185          10,548           70,637                74,355
---------------------------------------------------------------------------------------------------

                                $ 281,625     $    58,441      $   223,184            $  239,848
===================================================================================================


6.       PROMISSORY NOTE PAYABLE

                                                                                       March 31,        December 31,
                                                                                            2001                2000
         ---------------------------------------------------------------------- ---------------- -------------------
         Promissory Note payable to Netcurrents, Inc. (refer to note 16) bearing interest at 10% per annum on the principal amount outstanding having a maturity date of the earlier of i) August 21, 2001, ii)
             the closing of the acquisition of the Company by Netcurrents, Inc.
             or iii) closing of any funding in the event the acquisition does not close.
             Principal amount advanced to date                                  $       250,000  $         --
         ====================================================================== ================ ===================

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

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

         ii) The deemed acquisition of the Company has been accounted for by the purchase method with the net assets of the Company recorded at fair market value at the date of acquisition. The fair market value acquired is as follows:

                  Cash and cash equivalents                     $2,257,500
                  Due to related parties                         (173,116)
                  Accounts payable and accrued liabilities         (3,500)
                  ---------------------------------------------------------

                                                                $2,080,884
                  =========================================================

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


8.       CAPITAL STOCK

         a) As a result of the recapitalization described in Note 7, Mindfuleye.com was deemed to be the acquirer for accounting purposes. However, the number of common shares issued and outstanding of 6,905,000 are the Company's.

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

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

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

         The following stock options were outstanding at March 31, 2001.

                        Number                Exercise
                     Of shares                  Price      Expiry date
--------------------------------------------------------------------------------
                     1,287,500                $  3.50     June 7, 2010
                        95,000                   3.50     July 28, 2010
                         6,500                   3.50     September 29, 2010
                       412,000                   0.75     November 24, 2010
                        50,000                   0.38     December 22, 2010
                        20,000                   0.23     January 8, 2011
================================================================================

         The following warrants were outstanding at March 31, 2001.

                        Number                Exercise
                     Of shares                  Price      Expiry date
--------------------------------------------------------------------------------
                       537,500                $ 2.50      March 20, 2002
================================================================================


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

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

10.      STOCK BASED COMPENSATION EXPENSE  (Cont'd)

         Following is a summary of the stock option activity:


                                                                Period Ended
                                                                   March 31,
                                                                        2001
         -----------------------------------------------------------------------
         Outstanding, at December 31, 2000                         1,963,750
         Granted                                                      20,000
         Forfeited                                                  (112,750)
         Exercised                                                        --
         -----------------------------------------------------------------------
         Outstanding, at March 31, 2001                            1,871,000
         =======================================================================

         WEIGHTED AVERAGE EXERCISE PRICES

         Outstanding, beginning of period                          $    2.83
         =======================================================================
         Granted                                                   $     .23
         =======================================================================
         Forfeited                                                 $    3.25
         =======================================================================
         Outstanding, end of period                                $    2.78
         =======================================================================
         Weighted average fair value of options granted
         during the period                                         $    0.23
         =======================================================================

         Following is a summary of the status of the options outstanding at March 31, 2001:

                                     Outstanding Options                         Exercisable Options
                        -----------------------------------------------     -------------------------------
                                       Weighted
                                        Average         Weighted                         Weighted
                                       Remaining         Average                          Average
                                      Contractual        Exercise                        Exercise
         Exercise Price                 Number             Life          Price             Number        Price
         ---------------------------------------------------------------------------------------------------------
         $3.50                        1,389,000            9.19         $  3.50           389,000       $  3.50
         $0.75 to $0.23                 482,000            9.26         $  0.69            76,500       $  0.74
         =========================================================================================================

         COMPENSATION
         ------------

         At March 31, 2001, the Company has 184,000 options granted to consultants. These options are accounted for under the Emerging Issues Task Force Consensus in issue No. 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock based compensation recognized pursuant to EITF 96-18 during the three months ended March 31, 2001 was $50,425.

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

10.      STOCK BASED COMPENSATION EXPENSE  (Cont'd)

         The Company applies Accounting Principles Board Opinion No, 25 "Accounting for Stock Issued to Employees" in accounting for its stock option plan. Had compensation expense relating to the remaining 1,687,000 options granted to employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

                                                            Period From        Period From        Period From
                                                               July 21,         January 1,          January 1
                                                                1999 to           2001 to             2000 to
                                                              March 31,         March 31,           March 31,
                                                                   2001              2001                2000
         -----------------------------------------------------------------------------------------------------
         LOSS FOR THE PERIOD
            As reported                                      $  (2,541,296)     $ (591,627)      $  (222,007)
         =====================================================================================================
            Pro forma                                        $  (3,365,495)     $ (782,811)      $  (222,007)
         =====================================================================================================
         BASIC AND DILUTED LOSS PER SHARE
            As reported                                      $          --      $    (0.04)      $     (0.03)
         =====================================================================================================
            Pro forma                                        $          --      $    (0.05)      $     (0.03)
         =====================================================================================================

         The fair value of each option granted is estimated using the Black-Scholes Option Pricing Model. The assumptions used in calculating fair values are as follows:

                                                  Period from        Period from
                                                    January 1,        January 1,
                                                      2001 to            2000 to
                                                    March 31,          March 31,
                                                         2001               2000
         -----------------------------------------------------------------------

         Risk free interest rate                      6.054%               --
         Expected life of the options             9.50 years               --
         Expected volatility                        169.996%               --
         Expected dividend yield                          --               --
         ======================================================================


11.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         No non-cash transactions occurred during the period from January 1, 2001 to March 31, 2001.

         The following non-cash transaction occurred during the twelve month period ended December 31, 2000:

         The company issued 6,910,000 shares at a deemed value of $2,080,884 to acquire 100% of the outstanding shares of MindfulEye.com (Note 7).

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

12.      RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties during the period ended March 31, 2001, as follows:

         a) Paid or accrued $Nil to directors and an officer for consulting fees (March 31, 2000 - $27,296).

         b) Included in accounts payables and accrued liabilities is an amount of $23,755 (March 31, 2000 - $Nil) which is payable to management relating to deferred salaries.


13.      COMMITMENTS

         The Company leases office premises pursuant to an operating lease, which expires in March 2005. Future annual lease payments are as follows:

                  2002                             $  92,529
                  2003                                99,089
                  2004                                99,089
                  2005                                99,089
                  --------------------------------------------

                                                   $ 389,796
                  ============================================


14.      INCOME TAXES

         The Company's total deferred tax asset is as follows:

                                                            March 31,           December 31,
                                                                 2001                   2000
         -------------------------------------------------------------------------------------
         Tax benefit of net operating loss carry forward    $  863,600          $   663,000
         Valuation allowance                                  (863,600)            (663,000)
         -------------------------------------------------------------------------------------

                                                            $       --          $        --
         =====================================================================================

         The Company has a net operating loss carry forward of approximately $2,540,000, which expires in 2007 and 2008 fiscal years. The Company provides a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


15.      SUBSEQUENT EVENT

         The President of the Company left effective April 20, 2001. The Company believes the maximum obligation under the employment contract would be an amount equal to one year's salary ($63,400).


16.      OTHER MATERIAL EVENTS

         On February 28, 2001, the Company entered into a formal letter of intent with Netcurrents, Inc. ("Netcurrents") whereby Netcurrents intends to acquire the company in a stock for stock transaction. The closing proposed stock offer is subject to reciprocal due diligence, applicable corporate and regulatory approvals of the successful negotiation and execution of a definitive agreement

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MindfulEye's technologies are designed to:

     o Monitor Internet content such as Internet Relay Chat (IRC) channels, Web-based discussion forums, editorial Web sites, and other sources of digital content such as newswire and other electronic data feeds in near real-time for specific types of information;

     o Match text information to specific types of search criteria such as stock ticker symbols;

     o Rank texts for sentiment, classify texts by topic, summarize texts, and rank texts for relevance using a branch of Artificial Intelligence (AI) technology known as Natural Language Processing (NLP); and

     o Deliver information to customers in a variety of vertical markets using a variety of delivery methods including the World Wide Web, e-mail, and wireless.

Our technologies are built on leading edge software from Microsoft. In 2000, MindfulEye entered into a strategic partnership with Microsoft that provides us with special access to Microsoft services and software.

MindfulEye used its technologies to develop two software applications for segments in the financial sector. In November, 2000, the company launched a service for individuals in the investor relations profession known as MindfulEye Surveillance. This monitoring service tracks online content published about public companies, alerting investor relations professionals to events that could affect their companies' interest. Version 1.2 of MindfulEye Surveillance was launched on January 2, 2001. This version added new features and enhanced the performance. MindfulEye Surveillance is distributed in Canada exclusively by Canada NewsWire, the leading Canadian corporate disclosure newswire service and media service provider. To date, MindfulEye has not entered agreements with third parties to distribute this service outside of Canada.

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

On January 8, 2001, MindfulEye announced a co-branding agreement with Business Television (BTV). Under the terms of the agreement, the MindfulEye will provide BTV with MindfulEye Mood reports that will appear on the BTV program. Select companies appearing on BTV will have access to MindfulEye Mood Reports. Under the deal, BTV and MindfulEye will jointly produce a segment on the BTV television show about hot topics and rumors heard online. MindfulEye will be able to demonstrate the value of its Internet monitoring service to featured companies, who will be encouraged to subscribe.

On March 14, 2001, MindfulEye announced a technology development agreement between its subsidiary, MindfulEye.com Systems Inc. and the Ontario Securities Commission. Under the terms of the agreement, the Commission will receive access to MindfulyEye's real-time artificial intelligence technology for monitoring the Internet. In exchange, the securities regulator will provide market intelligence and assist MindfulEye in developing features for its surveillance products.

On March 16, 2001, MindfulEye developed and launched an application of our technology known as InvestorLite. InvestorLite is designed to serve retail investors in the financial sector. This application is distributed directly by MindfulEye via the Internet and is intended to provide retail investors with access to information that may affect the stock price of companies that interest them.

On February 28, 2001, we entered into a non-binding letter of intent to merge our operations with NetCurrents, Inc (NetCurrents). NetCurrents, through its subsidiary, NetCurrents Services Corporation (NSC) assists corporations and individuals in the achievement of their strategic business goals through the management of Internet-based information. The closing of the acquisition is subject to, among other customary closing conditions, reciprocal due diligence, applicable corporate and regulatory approvals and the negotiation and execution of a definitive merger agreement. Using FIRST (Fast Internet Real Time Search Technology), NSC's proprietary, patent pending, real-time search technology, NetCurrents monitors sources of information ranging from thousands of e-publications, Internet sites and message boards, from an extensive universe of targeted Internet locations which are monitored in real-time, 24 hours a day, seven days a week. NSC provides its clients with critical information and strategic counsel in a broad range of areas which assist, among other things, in improving corporate performance, protecting and enhancing their corporate and personal images, measuring a wide range of perceptions, providing competitive intelligence, countering misinformation and fraud on the Internet, providing due diligence support, and optimizing shareholder value.

The following discussion and analysis explains MindfulEye's results of operations for the quarter ended March 31, 2001 compared with the quarter ended March 31, 2000. You should review the discussion and analysis of financial condition in conjunction with MindfulEye's financial statements and the related notes, as well as statements detailed in MindfulEye's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

REVENUES. The company had revenues of $6,328 for the quarter ended March 31, 2001 compared to nil revenue for the quarter ended March 31, 2000. MindfulEye had interest income of $1,982 for the quarter ended March 31, 2001 compared to $4,116 for the quarter ended March 31, 2000.

         EXPENSES. During the quarter ended March 31, 2001, MindfulEye incurred total expenses of $599,937 compared to $226,123 for the quarter ended March 31, 2000: related primarily to: (i) research and developing its web technologies; (ii) marketing and brand development; (iii) professional and legal fees relating to its Securities and Exchange Commission reports and (iv) general overhead and administrative expenses. During the quarter ended March 31, 2001, MindfulEye paid consulting fees in the amount of $4,317 compared to $30,138 for the quarter ended March 31, 2000. MindfulEye paid legal and accounting fees of $56,898 for the quarter ended March 31, 2001 related to preparation of its filings with the Securities and Exchange Commission, patent searches and other corporate and accounting matters compared to

         $27,179 for the quarter ended March 31, 2000. MindfulEye incurred other expenses, including amortization expenses of $16,664 for the quarter ended March 31, 2001 compared to $6,954 for the quarter ended March 31, 2000, foreign exchange gain of $2,010 for the quarter ended March 31, 2001 compared to a foreign exchange gain of $4,335 for the quarter ended March 31, 2000, insurance expense of $8,496 for the quarter ended March 31, 2001 compared to nil for the quarter ended March 31, 2000, interest and bank charges expenses of $2,429 for the quarter ended March 31, 2001 compared to $5,747 for the quarter ended March 31, 2000, investor relations expenses of $54,207 for the quarter ended March 31, 2001compared to nil for the quarter ended March 31, 2000 , marketing and brand development expenses of $19,144 compared to nil for the quarter ended March 31, 2000, infeed services expenses of $11,827 for the quarter ended March 31, 2001 compared to nil for the quarter ended March 31, 2000, office and miscellaneous expenses of $13,166 for the quarter ended March 31, 2001 compared to $23,578 for the quarter ended March 31, 2000, rent and utilities expenses of $23,423 compared to $19,485 for the quarter ended March 31, 2000, telephone and communication expenses of $10,390 for the quarter ended March 31, 2001 compared to $9,138 for the quarter ended March 31, 2000, wages and salary expenses of $238,521 for the quarter ended March 31, 2001 compared to $108,239 for the quarter ended March 31, 2000, merger expenses of $92,040 for the quarter ended March 31, 2001 compared to nil for the quarter ended March 31, 2000. Merger costs included legal fees, professional fees, travel and communications costs relating to the proposed merger announced on February 28, 2001. Non-cash stock based compensation expenses of $50,425 for the quarter ended March 31, 2001 compared to nil for the quarter ended March 31, 2000.

NET LOSS. MindfulEye had a net loss of $591,627 or basic and diluted loss of $0.04 per share for the quarter ended March 31, 2001 compared to a net loss of $222,007 or basic and diluted loss of $0.03 per share for the quarter ended March 31, 2000.

PLAN OF OPERATION

Our plan of operation is based on the operating history of MindfulEye, our experience in the industry, and our discussions with third parties, the SEC filings of our competitors and the decisions of our management. Set out below is a summary of our plan of operation for the twelve-month period commencing on April 1, 2001.

Subsequent to our fiscal year end of December 31, 2000, we continue experiencing delays in raising additional financing. This has resulted in the delay in the development of our technologies and our inability to intensify our marketing and promotional efforts to secure strategic relationships. Our ability to develop new applications of our technology and to continue as a going concern will depend on our ability to obtain future financing.

We have generated sales of $3,976 from our Surveillance service for the quarter ended March 31, 2001, which has been distributed exclusively by Canada Newswire in Canada. We anticipate that the sales from our Surveillance product will increase in the third and the forth quarter of 2001as the economy recovers. We anticipate we will have sales in the third quarter of 2001 of our InvestorLite service, launched on March 16, 2001, which is being sold directly by us. We anticipate we will have sales of our technology platform and related technology consulting and development services in the fourth quarter of 2001. We anticipate our operating activities during the next few months will focus primarily on our efforts to:

     a. Secure additional financing for general working capital purposes and for our efforts to begin the initial implementation of our marketing plan;
     b. Generate revenues from licensing Lexant(TM)and developing "private-label" applications of our technologies;
     c. Generate revenues from our Surveillance, and InvestorLite products; promoting our products and obtaining subscribers for our Investor product;
     d. Establish additional strategic relationships with the existing and other internet providers, investment houses, and regulatory bodies;
     e. Continue developing and enhancing our artificial intelligent technology, Lexant;
     f.  Developing, testing and expanding our current service offerings.
     g. Hiring and training customer support personnel as soon as revenue start to generate.
     h. Successfully complete the proposed merger announced on February 28, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2001, MindfulEye had working capital deficit in the amount of $226,876. MindfulEye had cash or cash equivalents of $164,379, accounts receivables of $11,253 and prepaid expenses and deposits in the amount of $7,426. MindfulEye had accounts payable and accrued liabilities in the amount of $159,934 and a short term promissory note payable to NetCurrents, Inc. of up to $375,000 of which $250,000 is currently outstanding. This short term debt facility from NetCurrents, Inc. is secured by a General Security Agreement and bears interest at 10% per annum on the principal amount outstanding. Both the principal and any interest accrued are due and payable in a single installment the earlier of i) August 21, 2001, ii) the closing of the acquisition of the Company by Netcurrents, Inc. or iii) closing of any funding in the event the acquisition does not close. The Company anticipates that the debt facility from NetCurrents, Inc. will enable the Company to satisfy its cash requirements until June 30, 2001.

MindfulEye anticipates that it will be required to raise at least $2,000,000 to $3,000,000 to meet its anticipated cash requirements for planned expansion of the Company's operations for marketing, development technology, applications and products during the remainder of the year 2001. As at March 31, 2001, MindfulEye has no arrangements of financing, and there can be no assurance that it will be successful in acquiring sufficient financing to fund its plan of operation on terms acceptable to MindfulEye, if at all. Any inability to obtain additional financing, when needed, will have a material adverse effect on the company, requiring the company to significantly curtail or possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders.

While MindfulEye believes its capital requirement estimates are reasonable, such estimates can change for many different reasons, some of which are beyond MindfulEye's control. MindfulEye is a development stage company, which means that it is in the process of developing its technologies and that it currently has very little revenues from its operations. MindfulEye currently has no significant subscribers and no significant customers who have licensed its platform technologies and related services. MindfulEye does not believe it will receive any significant revenue from its subscription services or from technology platform licensing until at least 2002. There can be no assurance that a sufficient number of subscribers will subscribe to MindfulEye's services or a sufficient number of licensees will license our platform technologies and associated services to make them commercially viable.

MindfulEye does not anticipate it will acquire or dispose of any significant equipment in the second quarter of 2001.

PERSONNEL

For the quarter ended March 31, 2001, MindfulEye had 19 full-time employees. This included 4 on management, 11 programmers and developers, who assist in development of the Company's internal operating and information systems and technologies, and 4 employees who are engaged in general and administrative and marketing functions.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 15, 2001 action was commenced and filed in the Supreme Court of British Columbia against the Company by Capital Idea Financial specifying $28,000 for non-payment of a debt for services rendered pursuant to a Investor relations and Marketing Agreement dated September 12, 2000. We believe the claim is without merit since we terminated the Agreement due to non-performance of services outlined in
         Section III of the said agreement and we intend to vigorously defend against it. Accordingly, we have filed the statement of Defense. This action has yet been set for trial.


ITEM 2.  CHANGES IN SECURITIES

         Subsequent to March 31, 2001, the Company has issued, in the aggregate, 2,832,744 fully paid and non-assessable shares of common stock to certain advisors, consultants and employees as compensation for contractual services rendered. All such shares were issued in "offshore transactions" within the meaning of Rule 902(h) under the Securities Act to persons who are not "U.S. Persons" within the meaning of Rule 902(k) under the Securities Act. Following such issuances, the Company has 17,247,744 shares of common stock issued and outstanding.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On April 3, 2001 Praveen Varshney tendered his resignation as a director.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         2.1 (1)  Articles of Incorporation of Mindfuleye, Inc.

         2.2 (1)  Certificate of Amendment to Articles of Incorporation

         2.3 (2) Certificate of Amendment to Articles of Incorporation Dated May 12, 2000

         2.4 (2) Amended and Restated Bylaws, effective May 26, 2000

         6.1 (1) Share Exchange Agreement dated March 13, 2000

         6.2 (1) Lease Agreement dated February 28, 2000

         6.3 (1) Form of Employment Agreement

         6.4 (2) 2000 Stock Option Plan

         6.5 (2) Form of Stock Exchange Agreement

         (1) Previously filed on April 4, 2000 on Form 10-SB
         (2) Previously filed on June 2, 2000 on Form 10-SB12G/A

         (b) Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: May 15, 2001


                                       MINDFULEYE, INC.

                                       /s/ Amanda Kerr
                                       ----------------------------------------
                                       Amanda Kerr, Secretary