Form 10QSB
period 2001-06-30
MINDFULEYE INC
filed 2001-11-01
CIK 1109676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended JUNE 30, 2001

Commission File Number: 000-30211

MINDFULEYE, INC.
(FORMERLY, RABATCO, INC.)
(Exact name of registrant as specified in its charter)

NEVADA (Place of Incorporation)	87-0616344 (IRS Employer ID Number)

SUITE 300- 355 BURRARD ST. VANCOUVER, BRITISH COLUMBIA V6C 2G6

(Address of registrant’s principal executive office)

604-638-6800
(Registrant’s telephone number)

(Former name or address, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Number of Shares of Common Stock, $0.001 Par Value, Outstanding at June 30, 2001: 17,247,744

MINDFULEYE, INC.
FOR THE QUARTER ENDED
JUNE 30, 2001
INDEX TO FORM 10-QSB

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

MINDFULEYE, INC.
(A development stage company)

We have reviewed the accompanying consolidated balance sheet of MindfulEye, Inc. (“the Company”) as of June 30, 2001, the related consolidated statements of stockholders’ equity for the six-month period then ended, and the consolidated statements of operations and cash flows for the three-month and the six-month periods then ended and the cumulative period from July 21, 1999 (commencement) to June 30, 2001. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, nothing has come to our attention that causes us to believe that the accompanying consolidated financial statements are not, in all material respects, in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C., Canada	“ELLIS FOSTER”

October 11, 2001	Chartered Accountants

MINDFULEYE, INC.
(A development stage company)

Consolidated Balance Sheets
(Expressed in United States Dollars)
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

Current

Cash and cash equivalents	$91,086	$345,897

Accounts receivable	19,421	11,906

Prepaid expenses	7,718	7,808

	118,225	365,611

Capital (note 5)	206,520	239,848

	$324,745	$605,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current

Accounts payable and accrued liabilities	$286,222	$67,949

Promissory note payable (note 6)	455,000	—

	741,222	67,949

SHAREHOLDERS’ EQUITY

Capital stock (note 8)

Authorized 100,000,000 common shares with a par value of $0.001

Issued and outstanding 17,247,744 (2000 – 14,415,000) common shares	17,248	14,415

Additional paid-in capital	2,632,460	2,472,764

Deficit accumulated during the development stage	(3,066,185)	(1,949,669)

	(416,477)	537,510

History and organization of the Company (note 1)

Commitments (note 13)

Subsequent events (note 15)	$324,745	$605,459

See Notes to the Consolidated Financial Statements

Approved by the Directors	"Todd Cusolle"	"Scott Kerr"

	Todd Cusolle	Scott Kerr

MINDFULEYE, INC.
(A development stage company)

Consolidated Statement of Operations
(Expressed in United States Dollars)
(Unaudited)

						Cumulative
	Three Month	Three Month	Six Month	Six Month		From July 21,
	Period Ended	Period Ended	Period Ended	Period Ended		1999
	June 30,	June 30,	June 30,	June 30,		To June 30,
	2001	2000	2001	2000		2001

Revenue	$13,993	$	$20,321	$—		$20,321

Operating expenses

Amortization	16,664	11,092	33,328	18,046		75,105

Consulting fees	20,308	48,373	24,625	78,511		383,370

Contract work	—	—	—	—		1,279

Foreign exchange loss (gain)	7,719	3,883	5,709	(452)		15,230

Insurance	8,409	627	16,905	627		29,638

Interest and bank charges	8,495	904	10,924	6,651		22,782

Investor relations	1,824	328	56,031	328		103,461

Legal and audit fees	16,871	90,466	73,769	117,645		255,720

Marketing and brand development	4,806	49,375	23,950	49,375		180,593

Merger costs	106,696	—	198,736	—		198,736

Newsalert and other infeed service	15,886	16,886	27,713	16,886		66,672

Office and miscellaneous	16,061	28,661	29,229	52,239		161,969

Rent and utilities	23,052	16,601	46,475	36,086		128,760

Stock based compensation expense	51,775	103,850	102,200	103,850		208,494

Telephone and communications	5,138	8,971	15,528	18,109		68,429

Wages and benefits	235,599	177,860	474,120	286,099		1,228,590

	539,303	557,877	1,139,242	784,000		3,128,828

Loss before other item	(525,310)	(557,877)	(1,118,921)	(784,000)		(3,108,507)

Other item

Interest income	422	18,199	2,405	22,315		42,322

Loss for the period	$(524,888)	$(539,678)	$(1,116,516)	$(761,685)		$(3,066,185)

Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.07)	$(0.07)	$

Shares used in basic and diluted loss per share calculations	16,426,000	13,815,000	15,420,500	11,284,973

See Notes to the Consolidated Financial Statements

MINDFULEYE, INC.
(A development stage company)

Consolidated Statement of Cash Flows
(Expressed in United States Dollars)
(Unaudited)

			Cumulative
	Six Month	Six Month	From July 21,
	Period Ended	Period Ended	1999 to June 30,
	June 30, 2001	June 30, 2000	2001

Cash flows from operating activities

Loss for the period	$(1,116,516)	$(761,685)	$(3,066,185)

Items not affecting cash:

Amortization	33,328	18,046	75,105

Stock based compensation expense	102,200	103,850	208,494

Changes in non-cash working capital items

Increase in accounts receivable	(7,515)	(22,756)	(19,421)

Increase in prepaid expenses	90	(8,893)	(7,718)

Increase due to related parties	—	(23,116)	—

Increase in accounts payable and accrued liabilities	218,273	(17,323)	282,722

	(770,140)	(677,231)	(2,527,003)

Cash flows from investing activities

Acquisition of capital assets	—	(204,228)	(281,625)

Cash acquired on acquisition of subsidiary	—	2,257,500	2,257,500

	—	2,053,272	1,975,875

Cash flows from financing activities

Proceeds from issuance of common stock	60,329	—	360,330

Due to related parties	—	(150,000)	(173,116)

Advance (repayment) of promissory note	455,000	(214,093)	455,000

	515,329	(364,093)	642,214

Increase in cash and cash equivalents for the period	(254,811)	1,011,948	91,086

Cash and cash equivalents, beginning of period	345,897	6,520	—

Cash and cash equivalents, end of period	$91,086	1,018,468	$91,086

Supplemental disclosure with respect to cash flows (note 11)

See Notes to the Consolidated Financial Statements

MINDFULEYE, INC.
(formerly Rabatco, Inc.)
(A Development Stage Company)
Consolidated Statement of Shareholders’ Equity
(Expressed in United States Dollars)
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Shareholders'
			Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Balance, July 21, 1999	—	$—	$—	$—	$—

Common stock issued	160	1	—	—	1

Loss for the period	—	—	—	(200,991)	(200,991)

Balance, December 31, 1999	160	1	—	(200,991)	(200,990)

Common stock issued	53	—	—	—	—

Balance, March 13, 2000	213	1	—	(200,991)	(200,990)

Capital stock of MindfulEye.com at March 13, 2000	(213)	(1)	1	—	—

Capital stock of MindfulEye, Inc. at March 13, 2000	6,905,000	—	—	—	—

Shares issued for equity in MindfulEye.com at March 31, 2000 (Note 7)	6,910,000	6,910	2,073,974	—	2,080,884

Adjustment to par value	—	6,905	(6,905)	—	—

Common stock issued November 1, 2000 $0.50 per share	300,000	300	149,700	—	150,000

Common stock issued November 12, 2000 $0.50 per share	300,000	300	149,700	—	150,000

Stock based compensation expense	—	—	106,294	—	106,294

Loss for the year 2000	—	—	—	(1,748,678)	(1,748,678)

Balance, December 31, 2000	14,415,000	14,415	2,472,764	(1,949,669)	537,510

MINDFULEYE, INC.
(A development stage company)

Consolidated Statement of
Shareholders’ Equity
(Expressed in United
States Dollars)
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Shareholders'
			Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Balance, December 31, 2000	14,415,000	14,415	2,472,764	(1,949,669)	537,510

Common stock issued April 2, 2001 $0.05 per share	800,000	800	39,200	—	40,000

Common stock issued May 7, 2001 $0.01 per share	2,032,744	2033	18,296	—	20,329

	—	—	102,200	—	102,200

Expense

Loss for the period	—	—	—	(1,116,516)	(1,116,516)

Balance, June 30, 2001	17,247,744	$17,248	$2,632,460	$(3,066,185)	$(416,477)

See Notes to the Consolidated Financial Statements

Notes to Financial Statements

1.	History and Organization of the Company

The Company was incorporated under the laws of the state of Nevada on June 16, 1977 under the name Rabatco, Inc. and changed its name to MindfulEye, Inc. (“MindfulEye”) on May 12, 2000. The original authorized share capital consisted of 100,000 common shares with a par value of $0.25 per share. On June 20, 1998, the authorized share capital was increased to 100,000,000 common shares with a par value of $0.001 per share and the Company completed a forward stock split of one share of its outstanding share capital for five shares. Since its inception, the Company had primarily been engaged in the development of mining properties. In 1982, the Company abandoned its remaining assets and settled its liabilities. The Company remained inactive until March 13, 2000.

On March 13, 2000, the Company acquired all of the issued and outstanding common stock of MindfulEye.com Systems, Inc. (“MindfulEye.com”). This transaction was accounted for as a reverse acquisition recapitalization (see Note 7). The consolidated Company is considered to have commenced operations on July 21, 1999, the date of incorporation of MindfulEye.com. The efforts of MindfulEye.com have been directed towards the development of software for licensing to the investment community that delivers proprietary content directly to users by web, desktop, wireless, and e-mail interfaces. In accordance with Statement of Financial Accounting Standards No. 7 (“SFAS 7”) “Accounting and Reporting by Development Stage Companies”, the Company is deemed to be in the development stage.

2.	Going Concern

The Company’s consolidated financial statements are prepared using U.S. generally accepted accounting principles (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flows from operations and has relied primarily on debt and equity financing. The Company’s ability to achieve profitability and positive cash flows from operations will depend upon numerous factors. These factors include its ability to obtain additional working capital through equity financings and its ability to significantly increase revenue from the current line of product of services by means of the current marketing strategy. Management is in the process of renegotiating the terms of the promissory note payable while seeking additional debt and equity financing to meet current obligations and to fund operations.

	June 30,	December 31,
	2001	2000

Deficit accumulated during the development stage	$(3,066,185)	$(1,949,669)

Working capital surplus (deficiency)	$(622,997)	$297,662

MINDFULEYE, INC.
(A development stage company)
Notes to Financial Statements

3.	Basis of Presentation

These interim financial statements contain the financial statements of MindfulEye and MindfulEye.com presented on a consolidated basis in accordance with U.S. GAAP. On March 13, 2000, MindfulEye acquired all of the issued and outstanding share capital of MindfulEye.com by issuing 6,910,000 common shares. As a result of the share exchange, control of the combined companies passed to the former shareholders of MindfulEye.com. Accounting principles applicable to reverse acquisition recapitalization have been applied to record this transaction (Note 7). The accounting for this recapitalization is similar to a reverse take-over in which the financial statements presented include the accounts of MindfulEye.com since incorporation (July 21, 1999) and the accounts of the Company since the date of acquisition (March 13, 2000) to June 30, 2001. The number of shares outstanding at June 30, 2001 as presented are those of MindfulEye.

4.	Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include MindfulEye and MindfulEye.com. All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments which are readily convertible into cash with original maturities of three months or less. As at June 30, 2001, cash and cash equivalents consist of cash only.

Earnings (Loss) Per Share

Earnings (loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (“SFAS 128”) “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing income available to common shareholders by the

MINDFULEYE, INC.
(A development stage company)

Notes to Financial Statements

4.	Significant Accounting Policies (Cont’d)

weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration both the weighted average number of common shares outstanding and the potentially dilutive common shares.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value based method as described in the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”.

Foreign Currency Translation

Translation amounts, denominated in foreign currencies, are translated into United States currency at exchanges rates prevailing at transactions dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at

MINDFULEYE, INC.
(A development stage company)

Notes to Financial Statements

4.	Significant Accounting Policies (Cont’d)

that date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in income.

Capital Assets and Amortization

Capital assets are recorded at cost less accumulated amortization. Amortization is being provided for using the declining balance method at the following annual rates:

Computer software	100%

Computer hardware	30%

Furniture and equipment	20%

Leasehold improvements are amortized over the period of the lease. One-half of the above rates are applied in year of acquisition.

Disclosure About Segments of an Enterprise and Related Information

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “ Disclosure About Segments of an Enterprise and Related information” requires use of the management approach model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reporting segments are based on products and services, geography, legal structure, management structure, or any other manner in which the management disaggregates a company. Currently, SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment in Canada.

Financial Instruments

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

MINDFULEYE, INC.
(A development stage company)

Notes to Financial Statements

5.	Capital Assets

			Net Book Value

			June 30,	December 31,
	Cost	Amortization	2001	2000

Computer hardware	$180,646	$49,858	$130,788	$153,868

Computer software	10,563	8,673	1,890	3,779

Leasehold improvements	9,231	2,308	6,923	7,846

Furniture and equipment	81,185	14,266	66,919	74,355

	$281,625	$75,105	$206,520	$239,848

6.	Promissory Note Payable

	June 30,	December 31,
	2001	2000

Promissory Note payable to NetCurrents, Inc., bearing interest at 10% per annum on the principal amount outstanding having a maturity date of the earlier of i) October 31, 2001, ii) the closing of the acquisition of the Company by NetCurrents, Inc. or iii) closing of any funding in the event the acquisition does not close. Principal amount advanced to date.	$455,000	$—

On September 7, 2001 and on October 5, 2001, the terms of the promissory note payable agreement were amended to increase the total principal advanced to the Company to $490,000 and to change the maturity date in i) above to the earlier of December 31, 2001.

7.	Acquisition of MindfulEye.com

On March 13, 2000, the Company issued 6,910,000 common shares to acquire 100% of the issued and outstanding shares of MindfulEye.com at a deemed value of $2,080,884.

As a result of this transaction the former shareholders of MindfulEye.com acquired control over a majority of shares of the Company. Accounting principles applicable to reverse acquisition recapitalization have been applied to record this transaction. Under this basis of accounting, MindfulEye.com has been identified as the acquirer and, accordingly, the combined Company is considered to be a continuation of the operations of MindfulEye.com, the legal subsidiary. In accounting for this transaction:

MINDFULEYE, INC.
(A development stage company)
Notes to Financial Statements

7.	Acquisition of MindfulEye.com (Cont’d)

i)	MindfulEye.com is deemed to be the purchaser and parent company for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their historical book values;

ii)	The deemed acquisition of the Company has been accounted for by the purchase method with the net assets of the Company recorded at fair market value at the date of acquisition. The fair market value acquired is as follows:

Cash and cash equivalents	$2,257,500

Due to related parties	(173,116)

Accounts payable and accrued liabilities	(3,500)

$2,080,884

iii)	Historical cost financial statements presented are those of MindfulEye.com, with equity amounts of MindfulEye.com restated to reflect the number of shares received in the business combination.

iv)	The consolidated statements of operations and cash flows include MindfulEye.com’s results of operations and cash flows from July 21, 1999 (date of incorporation) and the Company’s results of operations from March 13, 2000 (date of acquisition).

8.	Capital Stock

a)	As a result of the recapitalization described in Note 7, MindfulEye.com was deemed to be the acquirer for accounting purposes. However, the number of common shares issued and outstanding of 6,905,000 are MindfulEye’s.

As consideration to acquire 100% of the outstanding shares of MindfulEye.com, the Company issued 6,910,000 shares at a deemed value of $2,080,884.

b)	On November 1, 2000, the Company completed a private placement whereby it issued 300,000 shares for net cash proceeds of $150,000.

c)	On November 12, 2000, the Company completed a private placement whereby it issued 300,000 shares for net cash proceeds of $150,000.

d)	On April 2, 2001, the Company issued 800,000 shares with a deemed value of $40,000 for professional services rendered to the Company (Note 11a).

MINDFULEYE, INC.
(A development stage company)

Notes to Financial Statements

8.	Capital Stock (Cont’d)

e)	On May 7, 2001, the Company issued 2,032,744 shares with a deemed value of $20,329 for professional services rendered by a corporate consultant and officers of the Company who had performed services in addition to those required by employment contracts (Note 11b).

9.	Stock Options

Under the Company’s stock option plan, incentive and non-qualified options may be granted to directors, officers, employees and consultants to acquire up to 3,000,000 authorized but unissued common shares of the Company. No stock option granted under the stock option plan is transferable by the optionee other than by will or the laws of descent and distributions.

The exercise price of each option granted to an optionee may not be less than the market price of the fair market value of the common share on the date of the grant, and in respect of each stock option granted to a greater-than ten percent shareholder, the exercise price shall not be less than 110% of the fair market value of the common share on the date of the grant.

The term of the option granted may not exceed 10 years from the date of the grant, and in the case of greater-than ten percent shareholders, the term may not exceed 5 years from the date of the grant. Options granted under the plan generally vest over a two-year period, with one-quarter becoming exercisable at the end of every six months following the date of grant. The plan administrator may accelerate the vesting of options at its sole discretion.

Stock options totalling 1,871,000 were outstanding at June 30, 2001 as follows:

Number	Exercise
Of Shares	Price	Expiry Date

1,287,500	$3.50	June 7, 2010

95,000	3.50	July 28, 2010

6,500	3.50	September 29, 2010

412,000	0.75	November 24, 2010

50,000	0.38	December 22, 2010

20,000	0.23	January 8, 2011

MINDFULEYE, INC.
(A development stage company)

Notes to Financial Statements

10.	Stock-Based Compensation Expense

Following is a summary of the Company’s stock option activity:

Period Ended
June 30,
2001

Outstanding, at December 31, 2000	1,963,750

Granted	20,000

Forfeited	(112,750)

Exercised	—

Outstanding, at June 30, 2001	1,871,000

Weighted average exercise prices

Outstanding, at December 31, 2000	$2.83

Granted	$.23

Forfeited	$3.25

Outstanding, at June 30, 2001	$2.78

Weighted average fair value of options granted during the period	$0.23

Following is a summary of the status of the options outstanding at June 30, 2001:

	Outstanding Options			Exercisable Options

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price

$3.50	1,389,000	8.94	$3.50	800,250	$3.50

$0.23 to $0.75	482,000	9.41	$0.69	201,750	$0.73

MINDFULEYE, INC.
(A development stage company)

Notes to Financial Statements

10.	Stock-Based Compensation Expense (Cont’d)

Compensation

Of the 1,871,000 total outstanding options as at June 30, 2001 the following applies:

a)	The Company has 184,000 options granted to consultants. These options are accounted for under the Emerging Issues Task Force Consensus Issue No. 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized pursuant to EITF 96-18 during the three months ended June 30, 2001 was $51,775 (June 30, 2000; $103,850).

b)	The Company has 1,687,000 options granted to employees. The Company applies Accounting Principles Board Opinion No, 25 “Accounting for Stock Issued to Employees” in accounting for its stock option plan. Had compensation expense relating to the remaining 1,687,000 options granted to employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

	Period From	Period From	Period From
	July 21,	January 1,	January 1
	1999 to	2001 to	2000 to
	June 30,	June 30,	June 30,
	2001	2001	2000

Loss for the period As reported	$(3,066,185)	$(1,116,516)	$(761,685)

Pro forma	$(4,117,254)	$(1,504,570)	$(830,714)

Basic and diluted loss per share As reported	$—	$(0.07)	$(0.07)

Pro forma	$—	$(0.10)	$(0.07)

The fair value of each option granted is estimated using the Black-Scholes Option Pricing Model. The assumptions used in calculating fair values are as follows:

MINDFULEYE, INC.
(A development stage company)

Notes to Financial Statements

10.	Stock-Based Compensation Expense (Cont’d)

	Period from	Period from
	January 1,	January 1,
	2001 to	2000 to
	June 30,	June 30,
	2001	2000

Risk free interest rate	6.054%	6.616%

Expected life of the options	9.25 years	2 years

Expected volatility	169.996%	103.93%

Expected dividend yield	—	—

11.	Supplemental Disclosure With Respect to Cash Flows

The following non-cash transactions occurred during the six month period ended June 30, 2001.

a)	On April 2, 2001, the Company issued 800,000 shares with a deemed value of $40,000 for professional services rendered to the Company (Note 8d).

b)	On May 7, 2001, the Company issued 2,032,744 shares with a deemed value of $20,329 for professional services rendered by a corporate consultant and officers of the Company who had performed services in addition to those required by their employment contracts (Note 8e).

During the twelve month period ended December 31, 2000 one non-cash transaction occurred in which the Company issued 6,910,000 at deemed value of $2,080,884 to acquire 100% of the outstanding shares of MindfulEye.com (Note 7).

MINDFULEYE, INC.
(A development stage company)

Notes to Financial Statements

12.	Related Party Transactions

The Company entered into the following transactions with related parties during the period ended June 30 2001, as follows:

a)	Paid or accrued $20,329 to directors and officers for consulting fees (June 30, 2000 — $33,409).

b)	Included in accounts payables and accrued liabilities is an amount of $57,655 (June 30, 2000 — $Nil) which is payable to management relating to deferred salaries.

13.	Commitments

The Company leases office premises pursuant to an operating lease, which expires in March 2005. Future annual lease payments are as follows:

2002	$94,169

2003	99,089

2004	99,089

2005	74,317

$366,664

14.	Income Taxes

The Company’s total deferred tax asset is as follows:

	June 30,	December 31,
	2001	2000

Tax benefit of net operating loss carry forward	$1,042,000	$663,000

Valuation allowance	(1,042,000)	(663,000)

	$—	$—

The Company has a net operating loss carry forward of approximately $3,066,000, which expires in 2007 and 2008 fiscal years. The Company provides a full valuation allowance on the deferred tax asset because of the uncertainty regarding realization.

MINDFULEYE, INC.
(A development stage company)

Notes to Financial Statements

15.	Subsequent Events

a)	On February 28, 2001, the Company entered into a formal letter of intent with NetCurrents, Inc. (“NetCurrents”) whereby NetCurrents intended to acquire the Company in a stock for stock transaction. The closing proposed stock offer is subject to reciprocal due diligence, applicable corporate and regulatory approvals of the successful negotiation and execution of a definitive agreement. On July 24, 2001, MindfulEye and NetCurrents jointly announced the discontinuance of further discussions relating to the proposed acquisition of MindfulEye by NetCurrents. Both companies intend to continue to work together to integrate Lexant, the artificial intelligence technology, into NetCurrents products.

b)	On September 26, 2001, the Company’s Board of Directors approved the issuance of 678,432 shares for services rendered by a consultant.

16.	Other Material Events

Effective April 3, 2001, Mr. Praveen Varshney resigned from the Board of Directors.

Effective April 20, 2001, Mr. R. Torresan resigned from the Board of Directors.

Effective August 10, 2001 Amanda Kerr resigned as director and corporate secretary of the Company.

Effective August 10, 2001, Todd Cusolle was appointed corporate secretary of the Company.

Effective September 10, 2001, Scott Kerr was appointed a director of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

MindfulEye, Inc. (formerly Rabatco, Inc.) (the “Company” or “MindfulEye”), was incorporated under the laws of the State of Nevada on June 16, 1977. From the Company’s inception in 1977 through 1982, the Company was primarily engaged in the business of mineral resource exploration. The Company remained inactive from 1982 to 1998. On March 13, 2000, the Company completed the acquisition of MindfulEye.com Systems, Inc., a company engaged in the business of computing software and technology research and development. On May 12, 2000, the Company changed its name to MindfulEye, Inc.

MindfulEye has developed a new category of technologies that can mine raw text content from digital sources including the Internet and can, through the use of our proprietary artificial intelligence technology known as Lexant™, extract and deliver important information to various organizations.

MindfulEye’s technologies are designed to:

•	Monitor Internet content such as Internet Relay Chat (IRC) channels, Web-based discussion forums, editorial Web sites, and other sources of digital content such as newswire and other electronic data feeds in near real-time for specific types of information;

•	Match text information to specific types of concepts such as stock ticker symbols, organizations, people, or policies;

•	Rank texts for sentiment, classify texts by topic, summarize texts, and rank texts for linguistic relevance using a branch of Artificial Intelligence (AI) technology known as Natural Language Processing (NLP); and

•	Deliver information using a variety of delivery methods including World Wide Web applications, desktop computer applications, e-mail, and applications for wireless devices.

Our technologies are built on leading edge software from Microsoft. In 2000, MindfulEye entered into a strategic partnership with Microsoft that provides us with special access to Microsoft services and software.

Since March, MindfulEye has been aggressively pursuing opportunities to co-develop and license “private-label” applications of our technology with third parties in a variety of vertical markets. Those markets include the financial sector, the entertainment industry, the polling and public relations markets, consumer products marketing, customer relationship management (CRM), the risk management and credit rating sector, the healthcare market, and the markets for Internet content management and Internet search services.

The following discussion and analysis explains MindfulEye’s results of operations for the quarter ended June 30, 2001 compared with the quarter ended June 30, 2000. You should review the discussion and analysis of financial condition in conjunction with MindfulEye’s financial statements and the related notes, as well as statements detailed in MindfulEye’s Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

REVENUES. The Company had revenues of $13,993 for the quarter ended June 30, 2001 compared to no revenues for the quarter ended June 30, 2000. MindfulEye had interest income of $422 for the quarter ended June 30, 2001 compared to $18,199 for the quarter ended June 30, 2000.

EXPENSES. During the comparative period of the last fiscal year the Company was not in full operation. Therefore, expenses in total, while numerated herein absolutely and shown as a percent of the comparative period, are significantly different from the comparative period last year. Although expenses decreased overall, the Company increased its expenses relating to its increase in staffing requirements by the addition of six full time employees. Merger costs increased as well.

During the quarter ended June 30, 2001, MindfulEye incurred total expenses of $539,303 compared to $553,994 for the quarter ended June 30, 2000: related primarily to: (i) research and development of its web technologies; (ii) marketing and brand development; (iii) professional and legal fees relating to its merger activities and its Securities and Exchange Commission reports and (iv) general overhead and administrative expenses.

During the quarter ended June 30, 2001, MindfulEye paid consulting fees in the amount of $20,308 compared to $48,373 for the quarter ended June 30, 2000, a decrease of 138%. This was primarily attributable to our decreased need for consulting services immediately following the quarter ended June 30, 2000 as additional full-time staff was hired. MindfulEye paid legal and accounting fees of $16,871 for the quarter ended June 30, 2001 related to preparation of its filings with the Securities and Exchange Commission, patent searches and other corporate and accounting matters compared to $90,466 for the quarter ended June 30, 2000, a decrease of 81.4% attributable in part to a decrease in legal expenditures in connection with our patent application.

OTHER EXPENSES. MindfulEye incurred other expenses, including amortization expenses of $16,664 for the quarter ended June 30, 2001 compared to $11,092 for the quarter ended June 30, 2000, an increase of 50.2% primarily attributable to the depreciation of certain computer equipment acquired in the third quarter of 2000; foreign exchange loss of $7,719 for the quarter ended June 30, 2001 compared to a foreign exchange loss of $3,883 for the quarter ended June 30, 2000, a 50.3% increase due primarily to an increase in the number of U.S. dollar transactions in the period; insurance expense of $8,409 for the quarter ended June 30, 2001 compared to $627 for the quarter ended June 30, 2000, an increase of 1,241.1% related to the purchase of Directors and Officers insurance beginning in the fourth quarter of 2000; Interest and bank charges expenses of $8,495 for the quarter ended June 30, 2001 compared to $904 for the quarter ended June 30, 2000, an increase of 840%, due primarily to the Company’s increased liquidity needs; investor relations expenses of $1,824 for the quarter ended June 30, 2001 compared to $328 for the quarter ended June 30, 2000, an increase of 456% related to certain activities undertaken in aid of securing additional financing; marketing and brand development expenses of $4,806 compared to $49,375 for the quarter ended June 30, 2000, a decrease of 1027.36% primarily attributable to the transition of our business from higher-cost subscription sales to lower-cost platform technology sales and certain other cost containment policies which were instituted during the three months ended March 31, 2001; infeed services expenses of $15,886 for the quarter ended June 30, 2001 compared to $16,866 for the quarter ended June 30, 2000, a decrease of 5.8%; office and miscellaneous expenses of $16,061 for the quarter ended June 30, 2001 compared to $28,661 for the quarter ended June 30, 2000, a decrease of 44% due to certain cost containment policies instituted in the 3 months ending March 31, 2001; rent and utilities expenses of $23,052 compared to $24,954 ($8,893 of which was prepaid) for the quarter ended June 30, 2000, a decrease of 8.25%; telephone and communication expenses of $5,138 for the quarter ended June 30, 2001 compared to $8,971 for the quarter ended June 30, 2000, a decrease of 42.7%, primarily attributable to certain cost containment policies instituted during the 3 months ending March 31, 2001; wages and salary expenses of $235,599 for the quarter ended June 30, 2001 compared to $177,860 for the quarter ended June 30, 2000, an increase of 32.4%. Merger expenses were $106,696 for the quarter ended June 30, 2001 and consisted of legal fees, professional fees, travel and communications costs relating to the proposed merger, which was announced on February 28, 2001. There were no merger expenses in the comparable period of 2000. Non-cash stock based compensation expenses were $51,775 for the quarter ended June 30, 2001 compared to $103,850 for the quarter ended June 30, 2000, a decrease of 50.1%.

NET LOSS. MindfulEye had a net loss of $524,888 or basic and diluted loss of $0.03 per share for the quarter ended June 30, 2001 compared to a net loss of $535,795 or basic and diluted loss of $0.04 per share for the quarter ended June 30, 2000. MindfulEye’s net loss represents a decrease in this category of 2%.

PLAN OF OPERATION

Our plan of operation is based on the operating history of MindfulEye, our experience in the software industry, and our discussions with third parties, the SEC filings of our competitors and the decisions of our management. Set out below is a summary of our plan of operation for the twelve-month period commencing on July 1, 2001.

Subsequent to our fiscal year end of December 31, 2000, we continue to experience delays in raising additional financing. This has resulted in a delay in the development of our technologies and our inability to intensify our marketing and promotional efforts to secure strategic customer relationships. Our ability to develop new applications of our technology and to continue as a going concern will depend on our ability to obtain future financing.

We generated sales of $13,993 during the period from our Surveillance service for the quarter ended June 30, 2001, which has been distributed exclusively by Canada Newswire in Canada. We anticipate that subscription sales of our Surveillance service will subside as we transition our main sources of revenue away from subscription sales and into licenses of our technology platform and related technology consulting and development services. We expect this shift to result in significantly higher revenue growth with lower marginal costs. We anticipate we will have sales of our technology platform and related technology consulting and development services in the third quarter of 2001. We anticipate our operating activities during the next few months will focus primarily on our efforts to:

a.	Secure additional financing for general working capital purposes and for our efforts to begin the initial implementation of our marketing plan;

b.	Generate revenues from licensing our technology, including our proprietary artificial intelligence technology known as Lexant™, and developing custom, “private-label” applications of our technologies;

c.	Continue developing and enhancing our artificial intelligence technology, Lexant; and

d.	Hire and train customer support personnel as significant revenues are generated.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, MindfulEye had a working capital deficit in the amount of $622,997 as compared to a working capital surplus of $297,662 as of December 31, 2000. This was a decrease in working capital of $920,659 or more than 300%. This decrease was primarily attributable to the fact that the Company was in its infancy in the comparable period of 2000 and had not yet finalized the development of its products, management organization, or operating infrastructure, initiatives which generally require large expenditures without commensurate revenue. The full effects of the Company’s operating and related costs during the period ended June 30, 2000 were thereby not fully realized and adjustments have not been made for these effects in our discussion of the Company’s results so that comparisons from the period ended June 30, 2000 with the comparable period of 2001 are not completely meaningful. MindfulEye had cash or cash equivalents of $91,086, accounts receivables of $19,421 and prepaid expenses and deposits in the amount of $7,718. MindfulEye had accounts payable and accrued liabilities in the amount of $286,222 and a short-term promissory note payable to NetCurrents, Inc. of up to $455,000. This short-term debt facility from NetCurrents, Inc. is secured by a General Security Agreement and bears interest at 10% per annum on the principal amount outstanding. Both the principal and any interest accrued were due and payable in a single installment the earlier of i) August 21, 2001, ii) the closing of the acquisition of the Company by NetCurrents, Inc. or iii) closing of any funding in the event the acquisition does not close. On September 7, 2001 and on October 5, 2001, the terms of the promissory note payable agreement were amended to increase the total principal to be advanced to the Company to $490,000 and to change the maturity date in i) above to the earlier of December 31, 2001.

MindfulEye anticipates that it will be required to raise $2,000,000 to meet its anticipated cash requirements for planned expansion of the Company’s operations, marketing, and technology development during the ensuing six months. As of June 30, 2001, MindfulEye did not have arrangements for financing, but currently is actively working toward finalizing plans for future financing. There can be no assurance that it will be successful in acquiring sufficient financing to fund its plan of operation on terms acceptable to MindfulEye, if at all. Any inability to obtain additional financing, as needed, will have a material adverse effect on the Company, requiring the Company to significantly curtail or possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company’s then existing shareholders.

While MindfulEye believes its capital requirement estimates are reasonable, such estimates can change for many different reasons, some of which are beyond MindfulEye’s control. MindfulEye is a development stage company, which means that it is in the process of developing its technologies and that it currently has very little revenues from its operations. MindfulEye currently has no significant customers who have licensed its platform technologies and related services. MindfulEye does not believe it will receive any significant revenue from its subscription services or from technology platform licensing until at least the fourth quarter of 2001. There can be no assurance that a sufficient number of subscribers will subscribe to MindfulEye’s services or a sufficient number of licensees will license our platform technologies and associated services to make them commercially viable.

MindfulEye does not anticipate acquiring or disposing of any significant equipment in the fourth quarter of 2001.

PERSONNEL

For the quarter ended June 30, 2001, MindfulEye had 18 full-time employees. This included three management personnel, eleven programmers and developers who assisted in the development of the Company’s internal operating and information systems and technologies, and four employees who were engaged in general and administrative and marketing functions. On June 21, 2001 the Company began a plan to restructure its operations and management team and to streamline its staffing requirements to focus on its core customer projects. That plan was finalized on September 17, 2001 at which time we reduced our management and staff to six full-time employees and four part-time employees.

MindfulEye also engages independent consultants to assist in the development of its technologies and applications, for public relations services, services relating to financing, merger, and acquisition transactions, marketing services and communication consulting. MindfulEye may also engage additional consultants in the future to assist it with the development of software and information systems and implementation of its business plan.

MindfulEye’s success will depend in large part on its ability to attract and retain skilled and experienced employees and consultants. MindfulEye does not anticipate any of its employees will be covered by a collective bargaining agreement. MindfulEye does not currently maintain key man life insurance on any of its directors or executive officers.

INFLATION

MindfulEye’s results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on the Company’s operations in the future.

DIVIDENDS

The Company has not paid any dividends on its shares of common stock.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 15, 2001 action was commenced and filed in the Supreme Court of British Columbia against the Company by Capital Idea Financial in the amount of approximately $20,000 for non-payment of a debt for services rendered pursuant to an Investor Relations and Marketing Agreement dated September 12, 2000. We believe the claim is without merit since we terminated the Agreement due to non-performance and we intend to vigorously defend against it. Accordingly, we have filed a Statement of Defence. As of June 30, 2001 this action had not been set for trial.

On July 3, 2001 action was commenced and filed in the Supreme Court of British Columbia against the Company by Mr. Ray Torresan in the amount of approximately $30,000 for non-payment of a settlement agreement made in connection with the termination of his employment on April 20, 2001. We believed that the claim was without merit since Mr. Torresan had materially breached the terms of that agreement and so filed a Statement of Defence on May 19, 2001. On October 9, 2001 Mr. Torresan was awarded a summary judgment against us, except that the court gave us leave to file a counterclaim for damages in connection with what we had believed to be his material breach of our agreement.

ITEM 2. CHANGES IN SECURITIES

Subsequent to June 30, 2001, the Company has issued, in the aggregate, 3,440,000 fully paid and non-assessable shares of common stock to certain advisors, consultants and employees as compensation for contractual services rendered. All such shares were issued in “offshore transactions” within the meaning of Rule 902(h) under the Securities Act to persons who are not “U.S. Persons” within the meaning of Rule 902(k) under the Securities Act. Following such issuances, the Company had 20,687,744 shares of common stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 31, 2001, the Company held its annual meeting at which shareholders elected Todd Cusolle, Amanda Kerr and Matthew Sebal to serve as directors for a period of one year or until such time as his or her successor were elected and qualified. At the meeting, shareholders also ratified the appointment of Ellis Foster, Chartered Accountants, as the auditor for MindfulEye, Inc.

ITEM 5. OTHER INFORMATION

On August 10, 2001, Amanda Kerr resigned her position as a director and corporate secretary of the Company. On the same date, Mr. Todd Cusolle was appointed to replace Ms. Kerr as corporate secretary.

On September 10, 2001, Scott Kerr was appointed as a director of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1 (1)	Articles of Incorporation of Mindfuleye, Inc.

2.2 (1)	Certificate of Amendment to Articles of Incorporation

2.3 (2)	Certificate of Amendment to Articles of Incorporation Dated May 12, 2000

2.4 (2)	Amended and Restated Bylaws, effective May 26, 2000

6.1 (1)	Share Exchange Agreement dated March 13, 2000

6.2 (1)	Lease Agreement dated February 28, 2000

6.3 (1)	Form of Employment Agreement

6.4 (2)	2000 Stock Option Plan

6.5 (2)	Form of Stock Exchange Agreement

(1)	Previously filed on April 4, 2000 on Form 10-SB.

(2)	Previously filed on June 2, 2000 on Form 10-SB12G/A.

(b)	Reports on Form 8-K

         On April 24, 2001, the Registrant filed a Current Report on 8-K to announce that effective April 20, 2001 Ray Torresan had left the Company and was no longer CEO and President of MindfulEye, Inc. or President of its wholly owned subsidiary Mindfuleye.com Systems, Inc.

         On May 14, 2001, the Registrant filed a Current Report on 8-K to announce that effective May 2, 2001, Ellis Foster Chartered Accountants had been engaged by the Company as its independent accountants replacing the firm of Davidson & Company, Chartered Accountants.

         On October 2, 2001, Registrant filed a Current Report on Form 8-K to relate the following information:

•	a restructuring of its operations and management team.

•	the resignation of Amanda Kerr from the Board of Directors of the Company.

•	the appointment of Scott Kerr to the Board of Directors to replace Amanda Kerr.

•	the appointment of Todd Cusolle as corporate secretary to replace Amanda Kerr in that position.

•	the failure of the Company to file its Form 10-QSB for the period ended June 30, 2001 in a timely fashion and the subsequent ineligibility of its common stock to continue to be quoted using the NASD Over-the-Counter Bulletin Board service.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 1, 2001

MINDFULEYE, INC.

/s/ Todd Cusolle Todd Cusolle, Secretary