Form 10QSB
period 2001-09-30
MINDFULEYE INC
filed 2001-11-19
CIK 1109676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission File Number: 000-30211

                                MINDFULEYE, INC.
                            (FORMERLY, RABATCO, INC.)
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                               87-0616344
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


         SUITE 300- 355 BURRARD ST. VANCOUVER, BRITISH COLUMBIA V6C 2G6
                     (Address of principal executive office)

                                  604-638-6800
                           (Issuer's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of Shares of Common Stock, $0.001 Par Value, Outstanding at September 30, 2001: 20,687,744


Transitional Small Business Disclosure Format: Yes |_| No |X|

                                MINDFULEYE, INC.
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
         Special Note Regarding Forward Looking Information ...........       3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements .........................................       4
Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................      20

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................      26
Item 2.  Changes in Securities and Use of Proceeds.....................      26
Item 3.  Defaults Upon Senior Securities...............................      26
Item 4.  Submission of Matters to a Vote of Security Holders...........      26
Item 5.  Other Information.............................................      26
Item 6.  Exhibits and Reports on Form 8-K..............................      27

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                MINDFULEYE, INC.
                          (A development stage company)

                        Consolidated Financial Statements
                      (Expressed in United States Dollars)
                               September 30, 2001
                                   (Unaudited)


                                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Accountants.............................................5
Consolidated Balance Sheet as of September 30, 2001
  and for year ended December 31, 2000........................................6
Consolidated Statements of Operations for the three and nine months ended
  September 30, 2001 and 2000 and from July 21, 1999 to September 30, 2001....7
Consolidated Statements of Cash Flows for the nine months ended
  September 30, 2001 and 2000 and from July 21, 1999 to September 30, 2001....8
Consolidated Statements of Stockholder Equity.................................9
Notes to Financial Statements................................................11

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

MINDFULEYE, INC.
(A development stage company)


We have reviewed the accompanying consolidated balance sheet of MINDFULEYE, INC. ("the Company") as of September 30, 2001, the related consolidated statements of stockholders' equity for the nine-month period then ended, and the consolidated statements of operations and cash flows for the three-month and the nine-month periods then ended and the cumulative period from July 21, 1999 (commencement) to September 30, 2001. The financial statements for the year ended December 31, 2000 and prior periods were reported on by the previous independent accountants. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, B.C., Canada                           "ELLIS FOSTER"
November 9, 2001                               Chartered Accountants

MINDFULEYE, INC.
(A development stage company)

Consolidated Balance Sheets
(Expressed in United States Dollars)
(Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 September 30,        December 31,
                                                                                                          2001                2000
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                                                     $       72,397       $     345,897
  Accounts receivable                                                                                   26,766              11,906
  Prepaid expenses                                                                                      15,698               7,808
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       114,861             365,611

CAPITAL (note 5)                                                                                       189,856             239,848
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                $      304,717       $     605,459
==================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                                                      $      344,726       $      67,949
  Deferred revenue                                                                                      59,358                   -
  Promissory note payable (note 6)                                                                     490,000                   -
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       894,084              67,949
----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK (note 8)
  Authorized
           100,000,000 common shares with a par value of $0.001

  Issued and outstanding
            20,687,744  common shares (2000 - 13,815,000)                                               20,688              14,415

ADDITIONAL PAID-IN CAPITAL                                                                           2,646,220           2,472,764
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                                    (3,256,275)         (1,949,669)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (589,367)            537,510
----------------------------------------------------------------------------------------------------------------------------------
HISTORY AND ORGANIZATION OF THE COMPANY (note 1)
COMMITMENTS (note 13)
SUBSEQUENT EVENTS (note 15)                                                                     $      304,717       $     605,459
==================================================================================================================================
APPROVED BY THE DIRECTORS     "Todd Cusolle"     "Scott Kerr"
                               --------------    ------------
                               Todd Cusolle       Scott Kerr
==================================================================================================================================

MINDFULEYE, INC.
(A development stage company)

Consolidated Statement of Operations
(Expressed in United States Dollars)
(Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                               Cumulative
                                             Amounts from
                                                 July 21,
                                                     1999
                                                 (Date of      Three Month        Three Month       Nine Month         Nine Month
                                           Incorporation)     Period Ended       Period Ended     Period Ended       Period Ended
                                             to Sept. 30,         Sept. 30           Sept. 30        Sept. 30,          Sept. 30,
                                                     2001             2001               2000             2001               2000
----------------------------------------------------------------------------------------------------------------------------------
REVENUE                                  $         82,649  $        62,328   $              -  $        82,649   $              -
----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Amortization                                     91,769           16,664              9,730           49,992             27,776
  Consulting fees                                 400,622           17,252            128,760           41,877            207,271
  Contract work                                     1,279                -                  -                -                  -
  Foreign exchange loss (gain)                      8,930          (6,300)              2,987            (591)              2,535
  Insurance                                        38,336            8,698                336           25,603                963
  Interest and bank charges                        35,691           12,909                584           23,833              7,235
  Investor relations                              103,709              248              3,760           56,279              4,088
  Legal and audit fees                            259,148            3,428             29,596           77,197            147,241
  Marketing and brand development                 179,868            (725)             48,628           23,225             98,003
  Merger costs                                    291,418           92,682                  -          291,418                  -
  Newsalert and other infeed service               77,044           10,372             10,798           38,085             27,684
  Office and miscellaneous                        169,529            7,560             32,430           36,789             84,669
  Rent and utilities                              151,511           22,751             16,210           69,226             52,296
  Stock based compensation expense                208,494                -                  -          102,200            103,850
  Telephone and communications                     74,727            6,298             13,726           21,826             31,835
  Wages and benefits                            1,289,206           60,616            180,768          534,736            466,867
----------------------------------------------------------------------------------------------------------------------------------
                                                3,381,281          252,453            478,313        1,391,695          1,262,313
----------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE OTHER ITEM                         (3,298,632)        (190,125)          (478,313)      (1,309,046)        (1,262,313)

OTHER ITEM
  Interest income                                  42,357               35             11,618            2,440             33,933
----------------------------------------------------------------------------------------------------------------------------------
LOSS FOR THE PERIOD                      $     (3,256,275) $      (190,090)  $       (466,695) $    (1,306,606)  $     (1,228,380)
==================================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                           $         (0.01)  $          (0.03) $         (0.08)  $          (0.10)
==================================================================================================================================

SHARES USED IN BASIC AND DILUTED LOSS                           17,659,048         13,815,000       17,082,448         12,128,315
PER SHARE CALCULATIONS
==================================================================================================================================

MINDFULEYE, INC.
(A development stage company)

Consolidated Statement of Cash Flows
(Expressed in United States Dollars)
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Cumulative
                                                                              Amounts from
                                                                                  July 21,
                                                                                      1999
                                                                                  (Date of        Nine Month             Nine Month
                                                                            Incorporation)         Period Ended        Period Ended
                                                                              to Sept. 30,            Sept. 30,            Sept. 30
                                                                                      2001                 2001                2000
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                                                  $        (3,256,275)  $       (1,306,606)  $      (1,228,380)
  Items not affecting cash:
    Amortization                                                                    91,769               49,992              27,776
    Stock based compensation expense                                               208,494              102,200             103,850

  Changes in non-cash working capital items
    Increase in accounts receivable                                                (26,766)             (14,860)            (31,186)
    Increase in prepaid expenses                                                   (15,698)              (7,890)             (7,772)
    Increase in due to related parties                                                   -                    -             (23,116)
    Increase in accounts payable and accrued liabilities                           341,226              276,777              14,558
    Increase in deferred revenue                                                    59,358               59,358                   -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (2,597,892)            (841,029)         (1,144,270)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of capital assets                                                   (281,625)                   -            (252,787)
  Cash acquired on acquisition of subsidiary                                     2,257,500                    -           2,257,500
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 1,975,875                    -           2,004,713
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                           377,530               77,529                   -
  Due to related parties                                                          (173,116)                   -            (150,000)
  Advance (repayment) of promissory note                                           490,000              490,000            (214,093)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   694,414              567,529            (364,093)
------------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                     72,397             (273,500)            469,350

CASH AND CASH EQUIVALENTS, beginning of period                                           -              345,897               6,520
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                               $            72,397   $           72,397   $         502,870
====================================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (note 11)

MINDFULEYE, INC.
(A development stage company)

Consolidated Statement of Shareholders' Equity
(Expressed in United States Dollars)
(Unaudited)                                                          Page 1 of 2

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit
                                                                                                     Accumulated
                                                                                  Additional          During the              Total
                                                  Number                             Paid-In         Development      Shareholders'
                                               of Shares            Amount           Capital               Stage             Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, July 21, 1999                                 -        $        -       $         -       $           -      $           -

  Common stock issued                                160                 1                 -                   -                  1

  Loss for the period                                  -                 -                 -            (200,991)          (200,991)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                           160                 1                 -            (200,991)          (200,990)

  Common stock issued                                 53                 -                 -                   -                  -
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, March 13, 2000                              213                 1                 -            (200,991)          (200,990)

  Capital stock of MindfulEye.com
    at March 13, 2000                               (213)               (1)                1                   -                  -

  Capital stock of MindfulEye, Inc.
    at March 13, 2000                          6,905,000                 -                 -                   -                  -

  Shares issued to acquire
  MindfulEye.com                               6,910,000             6,910         2,073,974                   -          2,080,884

  Adjustment to par value                              -             6,905            (6,905)                  -                  -

  Common stock issued
    November 1, 2000
    $0.50 per share                              300,000               300           149,700                   -            150,000

  Common stock issued
    November 12, 2000
    $0.50 per share                              300,000               300           149,700                   -            150,000

  Stock based
    compensation expense                               -                 -           106,294                   -            106,294

  Loss for the year 2000                               -                 -                 -          (1,748,678)        (1,748,678)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                    14,415,000            14,415         2,472,764          (1,949,669)           537,510
------------------------------------------------------------------------------------------------------------------------------------

MINDFULEYE, INC.
(A development stage company)

Consolidated Statement of Shareholders' Equity
(Expressed in United States Dollars)
(Unaudited)                                                          Page 2 of 2

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit
                                                                                                     Accumulated
                                                                                  Additional          During the              Total
                                                  Number                             Paid-In         Development      Shareholders'
                                               of Shares            Amount           Capital               Stage             Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2000                    14,415,000            14,415         2,472,764          (1,949,669)           537,510

  Common stock issued
    April 2, 2001
    $0.05 per share                              800,000               800            39,200                   -             40,000

  Common stock issued
    May 7, 2001
    $0.01 per share                            2,032,744              2033            18,296                   -             20,329

  Common stock issued
    September 20, 2001
    $0.005 per share                           3,440,000             3,440            13,760                   -             17,200

STOCK BASED COMPENSATION                               -                 -           102,200                   -            102,200
  EXPENSE

LOSS FOR THE PERIOD                                    -                 -                 -          (1,306,606)        (1,306,606)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, September 30, 2001                   20,687,744         $  20,688       $ 2,646,220      $   (3,256,275)  $       (589,367)
====================================================================================================================================

MINDFULEYE, INC.
(A development stage company)

Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

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

         On March 13, 2000, the Company acquired all of the issued and outstanding common stock of MindfulEye.com Systems, Inc. ("MindfulEye.com"). This transaction was accounted for as a reverse acquisition recapitalization (see Note 7). The consolidated Company is considered to have commenced operations on July 21, 1999, the date of incorporation of MindfulEye.com. The efforts of MindfulEye.com have been directed towards the development of software for licensing to the investment community that delivers proprietary content directly to users by web, desktop, wireless, and e-mail interfaces. In accordance with Statement of Financial Accounting Standards No. 7 ("SFAS 7") "Accounting and Reporting by Development Stage Companies", the Company is deemed to be in the development stage.


2.       GOING CONCERN

         The Company's consolidated financial statements are prepared using United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flows from operations and has relied primarily on debt and equity financing. The Company's ability to achieve profitability and positive cash flows from operations will depend upon numerous factors. These factors include its ability to obtain additional working capital through equity financings and its ability to significantly increase revenue from the current line of product of services by means of the current marketing strategy. Management is in the process of renegotiating the terms of the promissory note payable while seeking additional debt and equity financing to meet current obligations and to fund operations.


                                                     September 30,  December 31,
                                                         2001           2000
--------------------------------------------------------------------------------
Deficit accumulated during the development stage     $(3,256,275)   $(1,949,669)
================================================================================
Working capital surplus (deficiency)                 $  (779,223)   $   297,662
================================================================================

3.       BASIS OF PRESENTATION

         These interim financial statements contain the financial statements of MindfulEye and MindfulEye.com presented on a consolidated basis in accordance with the United States generally accepted accounting principles. On March 13, 2000, MindfulEye acquired all of the issued and outstanding share capital of MindfulEye.com by issuing 6,910,000 common shares. As a result of the share exchange, control of the combined companies passed to the former shareholders of MindfulEye.com. Accounting principles applicable to reverse acquisition recapitalization have been applied to record this transaction (Note 7). The accounting for this recapitalization is similar to a reverse take-over in which the financial statements presented include the accounts of MindfulEye.com since incorporation (July 21, 1999) and the accounts of the Company since the date of acquisition (March 13, 2000) to September 30, 2001. The number of shares outstanding at September 30, 2001 as presented are those of MindfulEye.

MINDFULEYE, INC.
(A development stage company)

Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

4.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

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

         Cash and Cash Equivalents

         Cash and cash equivalents include highly liquid investments which are readily convertible into cash with original maturities of three months or less. As at September 30, 2001, cash and cash equivalents consist of cash only.

         Earnings (Loss) Per Share

         Earnings (loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128") "Earnings Per Share". Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration both the weighted average number of common shares outstanding and the potentially dilutive common shares.

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

MINDFULEYE, INC.
(A development stage company)

Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------


4.       SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

         Stock Based Compensation

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

MINDFULEYE, INC.
(A development stage company)

Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------


4.       SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

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


5.       CAPITAL ASSETS

                                                                                                         Net Book Value
                                                                                                ---------------------------------
                                                                                                September 30,        December 31,
                                                             Cost           Amortization             2001                 2000
---------------------------------------------------------------------------------------------------------------------------------
Computer hardware                                          $180,646          $   61,398          $  119,248           $  153,868
Computer software                                            10,563               9,619                 944                3,779
Leasehold improvements                                        9,231               2,769               6,462                7,846
Furniture and equipment                                      81,185              17,983              63,202               74,355
---------------------------------------------------------------------------------------------------------------------------------
                                                           $281,625          $   91,769          $  189,856           $  239,848
=================================================================================================================================

6.       PROMISSORY NOTE PAYABLE

                                                                                    September 30        December 31,
                                                                                            2001                2000
---------------------------------------------------------------------------------------------------------------------------------
         Promissory Note payable to Netcurrents, Inc., bearing interest at 10%
         per annum on the principal amount outstanding having a maturity date of the earlier of i) October 31, 2001, ii) the closing of the acquisition of the Company by Netcurrents, Inc. or iii) closing of any funding in the event the acquisition does not close.
         Principal amount advanced to date.                                          $  490,000          $       -
=================================================================================================================================

         On October 5, 2001, the terms of the promissory note payable agreement was amended to change the maturity date in i) above to December 31, 2001.

MINDFULEYE, INC.
(A development stage company)

Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

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

         ii) The deemed acquisition of the Company has been accounted for by the purchase method with the net assets of the Company recorded at fair market value at the date of acquisition. The fair market value acquired is as follows:

                     Cash and cash equivalents                       $2,257,500
                     Due to related parties                            (173,116)
                     Accounts payable and accrued liabilities            (3,500)
                                                                     -----------
                                                                     $2,080,884
                                                                     ==========

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


8.       CAPITAL STOCK

         a) As a result of the recapitalization described in Note 7, MindfulEye.com was deemed to be the acquirer for accounting purposes. However, the number of common shares issued and outstanding of 6,905,000 are MindfulEye's.

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

         f) On September 20, 2001, the Company issued 3,440,000 shares with a deemed value of $17,200 for professional services rendered by corporate consultant and officers of the Company who had performed services in addition to those required by employment contracts (Note 11c).

MINDFULEYE, INC.
(A development stage company)

Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------


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

         Stock options totalling 1,871,000 were outstanding at September 30, 2001 as follows

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


10.      STOCK BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activity:

                                                                   Period Ended
                                                                   September 30,
                                                                       2001
--------------------------------------------------------------------------------
Outstanding, at December 31, 2000                                   1,963,750
Granted                                                                20,000
Forfeited                                                            (112,750)
Exercised                                                                   -
--------------------------------------------------------------------------------
Outstanding, at September 30, 2001                                  1,871,000
================================================================================
WEIGHTED AVERAGE EXERCISE PRICES

Outstanding, at December 31, 2000                                  $     2.83
================================================================================
Granted                                                            $      .23
================================================================================
Forfeited                                                          $     3.25
================================================================================
Outstanding, at September 30, 2001                                 $     2.78
================================================================================
Weighted average fair value of options granted during the period   $     0.23
================================================================================

MINDFULEYE, INC.
(A development stage company)

Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------


10.      STOCK-BASED COMPENSATION EXPENSE (Cont'd)

         Following is a summary of the status of the options outstanding at September 30, 2001:

                                Outstanding Options         Exercisable Options
                        ---------------------------------   -------------------
                                      Weighted
                                       Average   Weighted              Weighted
                                     Remaining    Average               Average
                        Number of  Contractual   Exercise   Number of  Exercise
Exercise Price            Options         Life      Price     Options     Price
--------------------------------------------------------------------------------
$3.50                   1,389,000         8.69  $   3.50      821,500  $   3.50
$0.75 to $0.23            482,000         8.78  $   0.69      220,000  $   0.73
================================================================================

         Compensation

         Of the 1,871,000 total outstanding options as at September 30, 2001 the following applies:

         a) The Company has 184,000 options granted to consultants. These options are accounted for under the Emerging Issues Task Force Consensus Issue (EITF) No. 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized pursuant to EITF 96-18 during the three months ended September 30, 2001 was $nil (September 30, 2000; $103,850).

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

                                                         Period From                   Period From                   Period From
                                                    July 21, 1999 to            January 1, 2001 to            January 1, 2000 to
                                                  September 30, 2001            September 30, 2001            September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
LOSS FOR THE PERIOD
   As reported                                       $   (3,256,275)               $   (1,306,606)               $   (1,225,845)
------------------------------------------------------------------------------------------------------------------------------------
   Pro forma                                         $   (3,320,996)               $   (1,371,327)               $   (1,586,717)
====================================================================================================================================
BASIC AND DILUTED LOSS PER SHARE
   As reported                                       $                             $        (0.08)               $        (0.10)
====================================================================================================================================
   Pro forma                                         $                             $        (0.08)               $        (0.13)
====================================================================================================================================

         The fair value of each option granted is estimated using the Black-Scholes Option Pricing Model. The assumptions used in calculating fair values are as follows:

                                                Period from        Period from
                                                 January 1,         January 1,
                                                    2001 to            2000 to
                                              September 30,      September 30,
                                                       2001               2000
--------------------------------------------------------------------------------
Risk free interest rate                                4.94%             6.425%
Expected life of the options                     9.04 years         2.05 years
Expected volatility                                 332.250%            138.93%
Expected dividend yield                                   -                  -
================================================================================

MINDFULEYE, INC.
(A development stage company)

Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------


11.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS


         The following non-cash transactions occurred during the nine-month period ended September 30, 2001.

         a) On April 2, 2001, the Company issued 800,000 shares with a deemed value of $40,000 for professional services rendered to the company (Note 8d).

         b) On May 7, 2001, the Company issued 2,032,744 shares with a deemed value of $20,329 for professional services rendered by corporate consultant and officers of the company who had performed services in addition to those required by their employment contracts (Note 8e).

         c) On September 20, 2001, the Company issued 3,440,000 shares with a deemed value of $17,200 for professional services rendered by corporate consultant and officers of the Company who had performed services in addition to those required by their employment contracts (Note 8f).

         During the twelve month period ended December 31, 2000 one non-cash transaction occurred in which the company issued 6,910,000 at deemed value of $2,080,884 to acquire 100% of the outstanding shares of MindfulEye.com (Note 7).


12.      RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties during the period ended September 30 2001, as follows:

         a) Paid or accrued $37,529 to directors and officers for consulting fees (September 30, 2000 - $58,875).

         b) Included in accounts payables and accrued liabilities is an amount of $62,554 which is payable to management relating to deferred salaries and severance pay. (September 30, 2000 - $nil)


13.      COMMITMENTS

         The Company leases office premises pursuant to an operating lease, which expires in March 2005. Future annual lease payments are as follows:

                         2002                           $  95,808
                         2003                              99,089
                         2004                              99,089
                         2005                              74,317
                         ----------------------------------------
                                                        $ 368,303
                         ========================================

14.      INCOME TAXES

         The Company's total deferred tax asset is as follows:

                                                   September 30,  December 31,
                                                           2001          2000
--------------------------------------------------------------------------------
         Tax benefit of cumulative operating loss   $ 1,104,533    $   663,000

         Valuation allowance                         (1,104,533)      (663,000)
--------------------------------------------------------------------------------
                                                    $         -    $         -
================================================================================

         The Company has a net operating loss carry forward of approximately $3,250,000, which expires in 2007 and 2008 fiscal years. The Company provides a full valuation allowance on the deferred tax asset because of the uncertainty regarding realization.

MINDFULEYE, INC.
(A development stage company)

Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------


15.      SUBSEQUENT EVENT

         Effective October 3, 2001, the Company's securities ceased being quoted on the OTC Bulletin Board service as a result of late filing of the June 30, 2001 quarterly reports with the Securities Exchange Commission
         (SEC). On November 1, 2001 the quarterly reports were filed with the SEC, making the company eligible to apply to have its securities quoted on the OTC Bulletin Board service.

16.      OTHER MATERIAL EVENTS

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

MindfulEye has developed a new category of technologies that can mine raw text content from digital sources including the Internet and can, through the use of our proprietary artificial intelligence technology known as Lexant(TM), extract and deliver important information to various organizations.

MindfulEye's technologies are designed to:

- Monitor Internet content such as Internet Relay Chat (IRC) channels, Web-based discussion forums, editorial Web sites, and other sources of digital content such as newswire and other electronic data feeds in near real-time for specific types of information;

- Match text information to specific types of concepts such as stock ticker symbols, organizations, people, or policies;

- Rank texts for sentiment, classify texts by topic, summarize texts, and rank texts for linguistic relevance using a branch of Artificial Intelligence (AI) technology known as Natural Language Processing
         (NLP); and

- Deliver information using a variety of delivery methods including World Wide Web applications, desktop computer applications, e-mail, and applications for wireless devices.

Our technologies are built on leading edge software from Microsoft. In 2000, MindfulEye entered into a strategic partnership with Microsoft that provides us with special access to Microsoft services and software.

Since March, MindfulEye has been aggressively pursuing opportunities to co-develop and license "private-label" applications of our technology with third parties in a variety of vertical markets. Those markets include the financial sector, the entertainment industry, the polling and public relations markets, consumer products marketing, customer relationship management (CRM), the risk management and credit rating sector, the healthcare market, and the markets for Internet content management and Internet search services. In August, we entered into our first such agreement with a major financial markets regulator to license our technology platform and to purchase our services in connection with the development of a custom, "private-label" application to suit their specific requirements. This is a one-year agreement with an option to renew in subsequent years.

The following discussion and analysis explains MindfulEye's results of operations for the quarter ended September 30, 2001 compared with the quarter ended September 30, 2000. You should review the discussion and analysis of financial condition in conjunction with MindfulEye's financial statements and the related notes, as well as statements detailed in MindfulEye's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

REVENUES. The Company had revenues of $62,328 for the quarter ended September 30, 2001 compared to no revenues for the quarter ended September 30, 2000. This increase in revenue is primarily attributable to our beginning work on our first major technology platform licensing project in September. MindfulEye had interest income of $ 35 for the quarter ended September 30, 2001 compared to $11,618 for the quarter ended September 30, 2000.

EXPENSES. During the comparative period of the last fiscal year the Company was not in full operation. Therefore, expenses in total, while numerated herein absolutely and shown as a percent of the comparative period, are significantly different from the comparative period last year. Among the decrease in expenses overall, is a decrease in wages and salary expense attributable to a streamlining of staffing requirements initiated on June 21, 2001 and concluded on September 17, 2001. Although expenses decreased overall, merger costs increased.

During the quarter ended September 30, 2001, MindfulEye incurred total expenses of $252,453 compared to $478,313 for the quarter ended September 30, 2000: related primarily to: (i) research and development of its web technologies; (ii) marketing and brand development; (iii) professional and legal fees relating to its merger activities and its Securities and Exchange Commission reports and
(iv) general overhead and administrative expenses.

During the quarter ended September 30, 2001, MindfulEye paid consulting fees in the amount of $17,252 compared to $128,760 for the quarter ended September 30, 2000, a decrease of 746.3%. This was primarily attributable to our decreased need for consulting services immediately following the quarter ended June 30, 2000 as additional full-time staff was hired. MindfulEye paid legal and accounting fees of $3,428 for the quarter ended September 30, 2001 related to preparation of its filings with the Securities and Exchange Commission, patent searches and other corporate and accounting matters compared to $29,596 for the quarter ended September 30, 2000, a decrease of 863.3% attributable in part to a decrease in legal expenditures in connection with our patent application.

OTHER EXPENSES. MindfulEye incurred other expenses, including amortization expenses of $16,664 for the quarter ended September 30, 2001 compared to $9,730 for the quarter ended September 30, 2000, an increase of 71.2% primarily attributable to the depreciation of certain computer equipment acquired in the third quarter of 2000; foreign exchange gain of $6,300 for the quarter ended September 30, 2001 compared to a foreign exchange gain of 2,987 for the quarter ended September 30, 2000, a 110% increase due primarily to a decrease in the number of U.S. dollar transactions in the period; insurance expense of $8,698 for the quarter ended September 30, 2001 compared to $336 for the quarter ended September 30, 2000, an increase of 2,588.6% related to the purchase of Directors and Officers insurance beginning in the fourth quarter of 2000; Interest and bank charges expenses of $12,909 for the quarter ended September 30, 2001 compared to $584 for the quarter ended September 30, 2000, an increase of 2,577.2%, due primarily to the Company's increased liquidity needs; investor relations expenses of $248 for the quarter ended September 30, 2001 compared to $3,760 for the quarter ended September 30, 2000, a decrease of 1,416% related to a decrease in need for investor relations communications during the period; marketing and brand development expenses of $nil compared to $48,628 for the quarter ended September 30, 2000, a mathematically infinite decrease primarily attributable to the transition of our business from higher-cost subscription sales to lower-cost platform technology sales and certain other cost containment policies which were instituted during the three months ended June 30, 2001; infeed services expenses of $10,372 for the quarter ended September 30, 2001 compared to $10,798 for the quarter ended September 30, 2000, a decrease of 4.1%; office and miscellaneous expenses of $7,560 for the quarter ended September 30, 2001 compared to $32,430 for the quarter ended September 30, 2000, a decrease of 328.9% due to certain cost containment policies instituted in the 3 months ending March 31, 2001; rent and utilities expenses of $22,751 compared to $24,954 ($8,893 of which was prepaid) for the quarter ended September 30, 2000, a decrease of 9.6%; telephone and communication expenses of $6,298 for the quarter ended September 30, 2001 compared to $13,726 for the quarter ended September 30, 2000, a decrease of 117.9%, primarily attributable to certain cost containment policies instituted during the 3 months ending March 31, 2001; wages and salary expenses of $60,616 for the quarter ended September 30, 2001 compared to $180,768 for the quarter ended September 30, 2000, a decrease of 198.2%. Merger expenses were $92,682 for the quarter ended September 30, 2001 and consisted of legal fees, professional fees, travel and communications costs relating to the proposed merger, which was announced on February 28, 2001. There were no merger expenses in the comparable period of 2000. Non-cash stock based compensation expenses were $nil for the quarter ended September 30, 2001 compared to $nil for the quarter ended September 30, 2000.

NET LOSS. MindfulEye had a net loss of $1,306,606 or basic and diluted loss of $0.08 per share for the nine months ended September 30, 2001 compared to a net loss of $1,228,380 or basic and diluted loss of $0.10 per share for the nine months ended September 30, 2000. MindfulEye's net loss represents an increase in this category of 6.3%.

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

As anticipated, sales during the period from our Surveillance service, which has been distributed exclusively by Canada Newswire in Canada became less of a factor as we transitioned our main sources of revenue away from subscription sales and into licenses of our technology platform and related technology consulting and development services. We expect this shift to continue to result in significantly higher revenue growth with lower marginal costs. As anticipated we entered into our first such agreement in August with a major financial markets regulator to license our technology platform ant to purchase our services in connection with the development of a custom, "private-label" application to suit their specific requirements. This is a one-year agreement with an option to renew in subsequent years. We expect to continue our efforts to license our technology platform and to sell related technology consulting and development services over the next twelve months. We anticipate our operating activities during the next few months will focus primarily on our efforts to:

         a. Secure additional financing for general working capital purposes and for our efforts to begin the initial implementation of our marketing plan;

         b. Generate revenues from licensing our technology, including our proprietary artificial intelligence technology known as Lexant(TM), and developing custom, "private-label" applications of our technologies;

         c. Continue developing and enhancing our artificial intelligence technology, Lexant; and

         d. Hiring and training customer support personnel as significant revenues are generated.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, MindfulEye had a working capital deficit in the amount of $779,223 as compared to a working capital surplus of $297,662 as of December 31, 2000. This was a decrease in working capital of $1,076,885 or more than 300%. This decrease was primarily attributable to the fact that the Company was in its infancy in the comparable period of 2000 and had not yet finalized the development of its products, management organization, or operating infrastructure, initiatives which generally require large expenditures without commensurate revenue. The full effects of the Company's operating and related costs during the period ended September 30, 2000 were thereby not fully realized and adjustments have not been made for these effects in our discussion of the Company's results so that comparisons from the period ended September 30, 2000 with the comparable period of 2001 are not completely meaningful. MindfulEye had cash or cash equivalents of $72,397, accounts receivables of $26,766 and prepaid expenses and deposits in the amount of $15,698. MindfulEye had accounts payable and accrued liabilities in the amount of $344,726 and a short-term promissory note payable to NetCurrents, Inc. of up to $490,000. This short-term debt facility from NetCurrents, Inc. is secured by a General Security Agreement and bears interest at 10% per annum on the principal amount outstanding. Both the principal and any interest accrued are due and payable in a single installment the earlier of i) December 31, 2001, ii) the closing of the acquisition of the Company by NetCurrents, Inc. or iii) closing of any funding in the event the acquisition does not close.

MindfulEye anticipates that it will be required to raise $2,000,000 to meet its anticipated cash requirements for planned expansion of the Company's operations, marketing, and technology development during the ensuing six months. As of September 30, 2001, MindfulEye did not have arrangements for financing, but is currently actively working toward finalizing plans for future financing. There can be no assurance that we will be successful in acquiring sufficient financing to fund our plan of operation on terms acceptable to MindfulEye, if at all. Any inability to obtain additional financing, as needed, will have a material adverse effect on the Company, requiring the Company to significantly curtail or possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders.

While MindfulEye believes its capital requirement estimates are reasonable, such estimates can change for many different reasons, some of which are beyond MindfulEye's control. MindfulEye is a development stage company, which means that it is in the process of developing its technologies and that it currently has very little revenues from its operations. MindfulEye currently has only one significant customer who has licensed our platform technologies and related services. MindfulEye does not believe we will receive any significant revenue from its subscription services or from technology platform licensing until at least the first quarter of 2002. There can be no assurance that a sufficient number of subscribers will subscribe to MindfulEye's services or a sufficient number of licensees will license our platform technologies and associated services to make them commercially viable.

MindfulEye does not anticipate acquiring or disposing of any significant equipment in the fourth quarter of 2001.

PERSONNEL

On June 21, 2001 the Company began a plan to restructure its operations and management team and to streamline its staffing requirements to focus on its core customer projects. That plan was finalized on September 17, 2001 at which time we reduced our management and staff to six full-time employees and four part-time employees. This included two management personnel, seven programmers and developers who assisted in the development of the Company's internal operating and information systems and technologies, and one employee who was engaged in general and administrative functions.

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

                           PART II - OTHER INFORMATION


LEGAL PROCEEDINGS

On February 15, 2001, action was commenced and filed in the Supreme Court of British Columbia against the Company by Capital Idea Financial in the amount of approximately $20,000 for non-payment of a debt for services rendered pursuant to an Investor Relations and Marketing Agreement dated September 12, 2000. We believe the claim is without merit since we terminated the Agreement due to non-performance and we intend to vigorously defend against it. Accordingly, we have filed a Statement of Defence. As of September 30, 2001, this action had not been set for trial.

On July 3, 2001, action was commenced and filed in the Supreme Court of British Columbia against the Company by Mr. Ray Torresan ("Torresan") in the amount of approximately $30,000 for non-payment of a settlement agreement made in connection with the termination of his employment on April 20, 2001. We believed that the claim was without merit since Mr. Torresan had materially breached the terms of that agreement and so filed a Statement of Defence on May 19, 2001.
On October 9, 2001, Mr. Torresan was awarded a summary judgment against us, except that the court gave us leave to file a counterclaim for damages in connection with what we had believed to be his material breach of our agreement. On October 26, 2001, the Company entered into an agreement with Torresan whereby the amount of the settlement was reduced in consideration of our dropping our counterclaim and whereby the Company will make periodic payments to Torresan on the new amount.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 20, 2001, the Company issued, in the aggregate, 3,440,000 fully paid and non-assessable shares of common stock to certain advisors, consultants and employees as compensation for contractual services rendered. All such shares were issued in "offshore transactions" within the meaning of Rule 902(h) under the Securities Act to persons who are not "U.S. Persons" within the meaning of Rule 902(k) under the Securities Act. Following such issuances, the Company had 20,687,744 shares of common stock issued and outstanding.

DEFAULTS UPON SENIOR SECURITIES

None.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

OTHER INFORMATION

None.

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         No exhibits are filed with this report.

(b)      Reports on Form 8-K

On October 5, 2001, Registrant filed a Current Report on Form 8-K to relate the following information:

         -        a restructuring of its operations and management team.

         - the resignation of Amanda Kerr from the Board of Directors of the Company.

         - the appointment of Scott Kerr to the Board of Directors to replace Amanda Kerr.

         - the appointment of Todd Cusolle as corporate secretary to replace Amanda Kerr in that position.

         - the failure of the Company to file its Form 10-QSB for the period ended June 30, 2001 in a timely fashion and the subsequent ineligibility of its common stock to continue to be quoted using the NASD Over-the-Counter Bulletin Board service.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 2001
                                       MINDFULEYE, INC.
                                   By: /s/ Todd Cusolle
                                       -----------------------------------------
                                       Todd Cusolle, Secretary


                                   By: /s/ Scott Kerr
                                       -----------------------------------------
                                       Scott Kerr, Principal Financial Officer